Form 10-Q
period 1996-03-31
CABLEVISION INDUSTRIES CORP
filed 1996-05-15
CIK 808507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______ .

                        COMMISSION FILE NUMBER: 33-43948

                                  CABLEVISION
                                   INDUSTRIES
                                  CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                           59-1353813
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


                   75 ROCKEFELLER PLAZA, NEW YORK, NY 10019
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                                  212-484-8000

             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                   YES     X             NO
                                       ----------           --------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

100 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING AS OF MAY 10, 1996

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H) (1) (a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

              CABLEVISION INDUSTRIES CORPORATION AND SUBSIDIARIES

                        1996 FORM 10-Q QUARTERLY REPORT

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996


                               TABLE OF CONTENTS


                                                         PAGE
                                                         ----

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements
             Consolidated Financial Statements              3

             Notes to Consolidated Financial Statements     7

Item 2.      Management's Discussion and Analysis          12

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                             13

Item 6.      Exhibits and Reports on Form 8-K              13

              CABLEVISION INDUSTRIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLAR IN THOUSANDS)
                                   UNAUDITED


ASSETS                                                             MARCH 31, 1996    DECEMBER 31, 1995
- - ------                                                             --------------    -----------------

Current Assets:
 Cash and cash equivalents.........................................  $   38,100           $    7,649
 Accounts receivable, net of allowance
  for doubtful accounts of 1,401 at March 31,1996 and
  $1,236 at December 31, 1995                                            23,519               23,227
 Other current assets..............................................       3,231                3,780
                                                                     ----------           ----------
    Total current assets                                                 64,850               34,656

Investments and loans..............................................       1,842               23,507

Property, plant and equipment, net.................................     389,885              367,470

Cable television franchises, net...................................     724,039              285,860

Other intangibles, net.............................................     281,413              248,546
                                                                     ----------           ----------

                                                                     $1,462,029           $  960,039
                                                                     ==========           ==========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
- - ----------------------------------------------


Current Liabilities:
 Accounts payable..................................................  $   34,617           $   12,599
 Accrued expenses..................................................      29,241               68,100
 Subscriber advance payments and deposits..........................      19,273               14,842
 Liability under employment arrangements...........................       1,754               93,185
                                                                     ----------           ----------
   Total current liabilities                                             84,885              188,726

Note payable to TWI Cable Inc......................................   1,525,000                   --
Other long-term debt...............................................     500,000            1,481,406
Deferred income taxes..............................................      35,620               17,732
Other noncurrent liabilities.......................................       3,327                   --

Stockholder's deficit:
 Common stock, no par value, 200 shares authorized, 100 issued and outstanding at March 31, 1996; $1 par value, 80,000 shares issued and outstanding at December 31, 1995, stated at
   redemption value                                                          --                  100
 Additional paid-in capital........................................     125,109               32,565
 Accumulated deficit...............................................    (811,912)            (760,490)
                                                                     ----------           ----------
   Total stockholder's deficit                                         (686,803)            (727,825)
                                                                     ----------           ----------

                                                                     $1,462,029           $  960,039
                                                                     ==========           ==========

          See accompanying notes to consolidated financial statements

              CABLEVISION INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLAR IN THOUSANDS)
                                   UNAUDITED


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                        1996        1995
                                                                       --------   --------

Revenues...................................................            $129,274   $103,634

Costs and expenses:
   Operating...............................................              43,194     31,105
   Selling, general and administrative.....................              23,045     24,574
   Depreciation and amortization...........................              40,823     34,951
   Long-term stock and deferred compensation...............                  --      2,500
                                                                       --------   --------
   Total costs and expenses................................             107,062     93,130
                                                                       --------   --------

Income from operations.....................................              22,212     10,504

   Interest expense, net...................................             (37,991)   (30,824)
   Other (expense) income..................................                (120)    19,746
                                                                       --------   --------

Loss before income taxes...................................             (15,899)      (574)

Income tax benefit.........................................              (5,314)      (188)
                                                                       --------   --------

Loss before extraordinary item.............................             (10,585)      (386)

Extraordinary loss on retirement of debt
   (less applicable income tax benefit
   of $6,493)..............................................              (9,658)        --
                                                                       --------   --------

Net loss...................................................            $(20,243)  $   (386)
                                                                       ========   ========

         See accompanying notes to consolidated financial statements.

                 CABLEVISION INDUSTRIES CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                            ( DOLLAR IN THOUSANDS)
                                   UNAUDITED

                                           Additional
                                            Paid-In   Accumulated   Common
                                            Capital     Deficit      Stock
                                           ---------   -----------  ------


Balance, December 31, 1995..............   $  32,565    $(760,490)   $ 100

Capital contribution....................      92,444           --       --

Change in capital structure resulting
 from merger with Time Warner...........         100           --     (100)

Distributions...........................          --      (31,179)      --

Net loss................................          --      (20,243)      --
                                           ---------    ---------    -----

Balance, March 31, 1996.................   $ 125,109    $(811,912)      --
                                           =========    =========    =====

          See accompanying notes to consolidated financial statements

              CABLEVISION INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 -----------------------------
                                                                                      1996           1995
                                                                                 -------------   -------------
OPERATING ACTIVITIES:
    Net loss.............................................................        $   (20,243)      $   (386)
    Adjustment to reconcile net loss to
      net cash provided by (used in) operating activities:
      Extraordinary loss on retirement of debt...........................            16,151              --
      Depreciation and amortization......................................            40,823          34,951
      Equity in loss of affiliate........................................               394             387
      Deferred income tax benefit (expense)..............................           (12,055)           (326)
      Long-term stock and deferred compensation..........................                --           2,500
    Changes in operating assets and
     liabilities, net of effect of acquisitions:
       Accounts receivable, net..........................................              7,915            (49)
       Other current assets..............................................              2,491            338
       Accounts payable and accrued expenses.............................            (25,120)        (7,488)
       Subscriber advance payments and deposits..........................              1,647          2,873
       Long-term stock and deferred compensation.........................            (91,431)        (8,366)
                                                                                 -----------      ---------

   Net cash (used in) provided by  operating activities..................            (79,428)        24,434
                                                                                  -----------      ---------

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment............................             (8,454)       (23,193)
   Acquisition of cable television systems...............................           (189,171)            --
   Net increase in investment and loans..................................                 --         (5,913)
                                                                                 -----------      ---------

     Net cash used in investing activities...............................           (197,625)      ( 29,106)

FINANCING ACTIVITIES:
   New borrowings........................................................          1,525,000         61,340
   Repayment of debt.....................................................         (1,216,732)       (55,938)
   Distributions.........................................................               (764)            --
                                                                                 -----------      ---------

     Net cash provided by financing activities...........................            307,504          5,402
                                                                                 -----------      ---------

     Net increase in cash and cash equivalents...........................             30,451            730

CASH AND CASH EQUIVALENTS, beginning of year.............................              7,649          3,698
                                                                                 -----------      ---------

CASH AND CASH EQUIVALENTS, end of period.................................        $    38,100      $   4,428
                                                                                 ===========      =========

Supplemental disclosures of cash flow information:
   Cash paid during the period:
     Interest (net of amount capitalized)                                        $    33,437      $  41,757
     Income taxes                                                                        248            138

           See accompanying note to consolidated financial statements

[S]
              CABLEVISION INDUSTRIES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)
                                   UNAUDITED

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Cablevision Industries Corporation ("CVI") and its subsidiaries and partnerships (collectively, the "Company") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

    The financial statements as of March 31, 1996 and 1995 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed with the SEC on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ended December 31, 1996. Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") which established standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The adoption of FAS 121 did not have a material effect on CVI's financial statements.

2.  MERGERS AND ACQUISITIONS

    On January 4, 1996, CVI merged with a wholly owned subsidiary ("TW Acquisition Corp.") of Time Warner Inc. ("Time Warner"), with CVI being the survivor of such merger (the "CVI Merger"). As a result of the CVI Merger, the Company became a direct, wholly owned subsidiary of Time Warner. Concurrent with the CVI Merger, Cablevision Management Corporation of Philadelphia ("CMP") merged with a wholly owned subsidiary of Time Warner and became a direct, wholly owned subsidiary of Time Warner (the "CMP Merger"). Immediately following the CVI Merger, Cablevision Industries of Middle Florida, Inc. ("CIMF") merged into CVI (the "CIMF Merger") and CVI and certain of its subsidiaries purchased the entire equity interests or all of the assets (collectively, the "Gerry Purchase") of each of Cablevision Industries of Tennessee L.P. ("CITLP"), Cablevision Industries Limited Partnership ("CILP"), Cablevision Industries of Saratoga Associates ("CISA"), Cablevision of Fairhaven/Acushnet ("CFA") and Cablevision Industries of Florida, Inc. ("CIF") and, together with CIMF, CMP, CITLP, CILP, CISA and CFA, the "Gerry Companies," and together with CVI, the "Cablevision Companies." The CMP Merger, the CIMF Merger and the Gerry Purchase are referred to herein as the "Gerry Acquisition."

     The CVI Merger did not result in a change in accounting basis of the net assets of the Company as presented in its March 31, 1996 balance sheet due to the Company's public debt which will remain outstanding (Note 4). As a result of the Gerry Acquisition, CVI has acquired cable television systems serving approximately 247,000 subscribers in exchange for 2,448,809 shares of Time Warner common stock and the assumption or incurrence of approximately $433,000 of debt. CVI has accounted for the Gerry Acquisition under the purchase method of accounting for business combinations and has, accordingly, preliminarily allocated the estimated total acquisition cost of $304,000 to the underlying net assets in proportion to their respective fair values as follows: cable television franchises - $459,000; goodwill - $33,000; other current and noncurrent assets - $103,000; long-term debt - $219,000; deferred income taxes - $33,000; and other current liabilities - $39,000.

    The accompanying consolidated statement of operations includes the operating results of the Gerry Companies from the acquisition date. On a pro forma basis, giving effect to the Gerry Acquisition as if this transaction had occurred at January 1, 1995, CVI would have approximately reported for the quarter ended March 31, 1995: revenues of $125,000, income from operations of $12,000, interest expense of $36,000, depreciation and amortization expense of $46,000 and net income of $2,000.

    The CVI Merger and the Gerry Acquisition are referred to herein as the "Time Warner Transactions." As a result of the Gerry Acquisition, the ownership of the Gerry Companies have been consolidated within the Company. Effective January 4, 1996, the Company's systems are managed by Time Warner Entertainment Company, L.P. ("TWE" - Note 3).

    In the fourth quarter of 1995, the Company recorded a non-recurring charge of $25,749 to reduce the carrying value of certain non-operating assets, ("Distributed Assets") to their aggregate net realizable value of $30,415. The Distributed Assets, which included property, plant and equipment and investments with net realizable values of $22,740 and $7,675, were distributed to the CVI majority stockholder in January 1996 in contemplation of the Time Warner Transactions. In addition, CVI made a cash distribution of $764 to the CVI minority stockholders in January 1996 representing their pro rata share of the net realizable value of the Distributed Assets.

3.  INVESTMENTS AND LOANS

    As of March 31, 1996 and December 31, 1995, investments and loans consisted of the following:

                                                  March 31,        December 31,
                                                    1996              1995
                                                -----------       -------------
  Loans to affiliates                           $     ---         $    4,439
  Investment in CVI-KKR Joint Venture                 197                591
  Marketable securities                               190                190
  Other investments and loans                       1,455             18,287
                                                ---------         ----------
                                                $   1,842         $   23,507
                                                =========         ==========

    The Company entered into an agreement (the "Agreement") with its majority stockholder on December 26, 1989, as amended on January 10, 1992, under which the Company agreed to make one or more direct loans, or guarantee loans made by third parties, to the majority stockholder or to his affiliates; provided that any such loans or guarantees made with request to any of his affiliates had to be guaranteed also by the majority stockholder. As security for any such transactions undertaken under this Agreement, the majority stockholder pledged 20% of CVI's common stock to the Company. The Agreement was extended to January 4, 1996, whereupon the entire loan balance of $10,489 was repaid in connection with the Time Warner Transactions.

    On November 3, 1994, a subsidiary of the Company entered into an agreement with a partner of one of the Company's consolidated partnerships to purchase the remaining ownership interest in the partnership. The consummation of the transaction was subject to the receipt of various consents. These consents were obtained in December 1995 and the closing of this transaction occurred on December 31, 1995. The purchase price of $21,422 was satisfied by forgiving $15,372 of loans made to the partner and the remaining balance of $6,050 was paid on January 3, 1996.

    In September 1992, CVI finalized various agreements with Kohlberg, Kravis, Roberts & Co. ("KKR") under which a joint venture ("CVI-KKR Joint Venture") was formed to acquire certain cable television systems. CVI made a $6,259 equity investment in the CVI-KKR Joint Venture, representing its share of the capital required for an acquisition. The Company's investment in, and the results of operations of, the CVI-KKR Joint Venture is accounted for under the equity method of accounting. Since the January 4, 1996 consummation of the Time Warner Transactions, the CVI-KKR Joint Venture is no longer managed by CVI. This does not have a material effect on the Company.

    Prior to the Time Warner Transactions, other investments and loans included the deferral of accrued management fees, accrued interest on loans to affiliates, and other advances to affiliates, as well as investments in unrelated cable programming entities.

    The Company earned management fees prior to the Time Warner Transactions, for services provided to cable television systems owned or controlled by the majority stockholder of the Company and to a cable television systems owned by the CVI-KKR Joint Venture. These management fees were included in revenues and amounted to approximately $1,388 for the three months ended March 31, 1995. After the Time Warner Transactions were consummated, all balances related to such management fee arrangements and affiliate advances were eliminated. At March 31, 1996 other investments and loans were comprised of investments in other cable television and programming entities.


4.  DEBT

As of March 31, 1996 and December 31, 1995, debt consisted of:

                                                       March 31,     December 31,
                                                         1996           1995
                                                      ----------     ------------
  CVI:
     9-1/4% senior debentures                         $  200,000     $  200,000
     10-3/4% senior notes                                300,000        300,000
     Line of credit (8.5% interest rate)                      --          3,000
     Revolving note (LIBOR + 7/8%)                     1,525,000             --
  Subsidiaries:
     9.86% senior notes                                       --         66,000
     10.36% senior notes                                      --        100,000
     Bank credit facilities                                   --        798,348
     7.53% secured note                                       --         14,058
                                                      ----------     ----------
                                                     $ 2,025,000     $1,481,406
                                                      ==========     ==========

    In connection with the consummation of the Time Warner Transactions on January 4, 1996, TWI Cable Inc. ("TWI Cable"), a wholly owned subsidiary of Time Warner, borrowed $1,525,000 under its five-year revolving credit agreement entered into on June 30, 1995 (as amended, the "New Credit Agreement") and loaned such proceeds to CVI under the same terms set forth in the New Credit Agreement as more fully explained below. CVI used approximately $1,200,000 of such proceeds to repay or redeem all of its outstanding indebtedness with the exception of the Senior Debentures and Senior Notes, as well as $220,000 of indebtedness that was assumed in the Gerry Acquisition, plus redemption premiums thereon of $16,000 (the "CVI Debt Refinancing"). The New Credit Agreement permits aggregate borrowings by TWI Cable of $4,000,000, subject to certain limitations and adjustments, a portion of which will be used by TWI Cable to fund the ongoing working capital, capital expenditures and other corporate needs of CVI. Borrowings under the New Credit Agreement bear interest at rates generally equal to LIBOR plus an initial margin of 87.5 basis points, which margin will vary based on the credit rating or financial leverage of the borrower. CVI has guaranteed the obligations of TWI Cable under the New Credit Agreement.

    In addition to the CVI Debt Refinancing, $211,000 was used to consummate the Gerry Acquisition and $62,000 was used to pay for one-time costs related to the CVI Merger and transaction costs related to the Gerry Acquisition.

    On March 17, 1993, CVI issued the Senior Debentures. Interest is payable semi-annually on April 1 and October 1. The Senior Debentures may be redeemed at the option of CVI, in whole or in part, at any time on or after April 1, 2000, at prices decreasing from 104.615% of their principal amount to 100% in 2003, plus accrued interest. The Senior Debentures rank pari passu with the Senior Notes (as defined below), and the indenture agreement for the Senior Debentures stipulates, among other things, limitations on dividends and other distributions, transactions with affiliates, liens, merger or sales of assets and has cross-default provisions related to other debt of the Company.

    On January 30, 1992, CVI issued the Senior Notes. Interest is payable semi-annually on January 30 and July 30. The Senior Notes may be redeemed at the option of CVI, in whole or in part, at any time on or after January 30, 1997, at prices decreasing from 105.375% of the principal amount to 100% in 1999, plus accrued interest. The Senior Notes rank pari passu with the Senior Debentures, and the indenture agreement for the Senior Notes stipulates, among other things, limitations on dividends and other distributions, transactions with affiliates, liens, merger or sales of assets and has cross-default provisions related to other debt of the Company.

    Under note agreements with insurance companies, a subsidiary issued $66,000 of 9.86% senior notes and $150,000 of 10.36% senior notes that were non-recourse to CVI. Certain other subsidiaries and consolidated partnerships have also entered into various stand-alone bank credit agreements. At December 31, 1995, $798,348 was outstanding under these agreements. These agreements provided for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios and for commitment fees of 1/4% to 3/8% per annum on the unused portion of the available credit. The effective interest rate at December 31, 1995 was 6.86% after giving effect to the interest rate exchange agreements discussed below.

    In connection with the Time Warner Transactions, the amounts outstanding under the insurance company senior notes and the bank credit facilities were repaid.

    In conjunction with certain provisions in its bank credit agreements, the Company entered into various interest rate exchange agreements (the " Swaps") pursuant to which the interest rate on $365,000 was fixed at a weighted average swap rate of 6.22% plus the applicable margin over the Eurodollar rate option under the respective bank credit agreements. Under the terms of these Swaps, which expire in 1996 through 1998, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counter parties.

    The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

    Based on the level of interest rates prevailing at March 31, 1996, the fair value of CVI's fixed-rate debt exceeded its carrying value by $60,000, which is the equivalent of an unrealized loss of $60,000, and the cost to terminate the related interest rate swap contracts would be immaterial. Based on the level of interest rates prevailing at December 31, 1995, the fair value of CVI's fixed-rate debt exceeded its carrying value by $59,000 and it would have cost $3,000 to terminate its interest rate swap contracts, which combined was the equivalent of an unrealized loss of $62,000. Unrealized gains or losses on debt or interest rate swap contracts are not recognized for financial reporting purposes unless the debt is retired or the contracts are terminated prior to their maturity.

    In connection with the Time Warner transactions on January 4, 1996, the Company realized an extraordinary loss, net of applicable tax benefit, of $9,658 for the retirement of debt.

5.  EMPLOYMENT ARRANGEMENTS

    As a result of the CVI Merger, the Company entered into retention agreements (the "Agreements") with some its executive officers and key employees (collectively "Executives") whereby the Company agreed to make retention payments to the Executives. The Agreements superseded any prior agreements between the Company and the Executives relating to the payment of deferred compensation or other forms of additional compensation, whether payable in the form of cash or equity interests in the Company or its subsidiaries. The Company also adopted a Severance Pay Plan (the "Severance Plan") whereby eligible employees would receive a payment based upon a specified formula. The Agreements and Severance Plans were fully accrued for in 1995.

    As a result of the Agreements and Severance Plan, the Company paid out approximately $91,000 during the three months ended March 31, 1996.

6.  RELATED PARTIES

    On January 4, 1996 the company borrowed $1,525,000 from TWI Cable, Inc. This loan provides for interest at LIBOR plus .875% per annum and is due on demand. Interest expense for the quarter ended March 31, 1996 totaled $24,000.

    Included in the Company's operating expense after the Merger are charges for programming and promotional services provided by Home Box Office and other affiliates of Time Warner. These charges are based on customary rates. For the quarter ended March 31, 1996, these charges totaled $5,400. In addition, the Company has entered into a management service arrangement with TWE, pursuant to which TWE is responsible for the management and operation of the Company's cable systems. The management fees to be paid to TWE by the Company are based on an allocation of the corporate expenses of the TWE's cable division in proportion to the respective number of subscribers of all cable systems to be managed by TWE's cable division. For the period ended March 31, 1996, these fees totaled $5,082.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS)

COMPARATIVE FIRST QUARTER OPERATING RESULTS

Overview
- - --------

    CVI had revenues of $129,274 and a net loss of $20,243 for the three months ended March 31, 1996, compared to revenues of $103,634 and a net loss of $386 for the three months ended March 31, 1995.

    On a pro forma basis, giving effect to the Gerry Acquisition as if this transaction had occurred as of January 1, 1995, CVI would have approximately reported the following operating results for the quarter ended March 31, 1995: revenues of $125,000, income from operations of $12,000, depreciation and amortization expense of $46,000 and net income of $2,000.

Income From Operations
- - ----------------------

    Revenues increased to $129,274, compared to $103,634 in the first quarter of 1995. Income from operations increased to $22,212, compared to $10,504 in the first quarter of 1995. Current year revenue and operating results benefitted from the Gerry Acquisition on January 4, 1996. Excluding the Gerry Acquisition, revenue increased primarily due to increases in regulated cable rates phased in during February 1996 as permitted under Time Warner Cable's "social contract", and basic subscriber growth approaching 6%. Excluding the positive impact from the Gerry Acquisition, income from operations increased as a result of the revenue gain, lower programming expenses resulting from the transition to Time Warner's programming contracts and lower selling, general and administrative expenses reflecting the reduction of corporate expenses in connection with the closing of CVI corporate and regional facilities and the subsequent termination of related personnel as a direct result of the integration of the operations of CVI into Time Warner's existing operating structure.

Other Income and Expense
- - ------------------------

    Other expense, net increased to $38,111, compared to $11,078 in the first quarter of 1995. This increase is primarily attributable to a realized gain of $20,133 on a sale of marketable securities during the first quarter of 1995. In addition, interest expense, net increased to $37,991, compared to $30,824 in the first quarter of 1995 due to increased borrowing levels reflecting the assumption or incurrence of approximately $433,000 of debt relating to the Gerry Acquisition, which has been partially offset by interest savings achieved through the CVI Debt Refinancing.

Extraordinary Loss on Retirement of Debt
- - ----------------------------------------

    An extraordinary loss on retirement of debt of $9,658 was recorded during the first quarter of 1996. This extraordinary loss related to redemption premiums incurred as a result of the CVI Debt Refinancing.

PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

    There were no material legal proceedings instituted during the three months ended March 31, 1996. There were also no material developments in any of the other existing legal proceedings which were previously reported in the Company's Annual Report filed with the SEC on Form 10-K for the fiscal year ended December 31, 1995.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None.


(b) Reports on Form 8-K

CVI filed a Current Report on form 8-K dated January 4, 1996, reporting in Items 1 and 2 that Time Warner had completed its previously announced transactions with Cablevision Industries and the "Gerry Companies" regarding the acquisition of the "Gerry Companies" by CVI and CVI's merger into a wholly owned subsidiary of Time Warner. In addition, it was reported in Item 4, that CVI approved the engagement for the year ended December 31, 1995 of Ernst & Young LLP an independent auditors.

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      CABLEVISION INDUSTRIES CORPORATION



Date:   May 13, 1996                    By:   /s/ RICHARD M. PETTY
        ------------                          ----------------------
                                              Richard M. Petty
                                              Vice President and Controller
                                              (Principal Accounting Officer)