Form 10-Q
period 1996-06-30
CABLEVISION INDUSTRIES CORP
filed 1996-08-13
CIK 808507

       THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901 (d)
                               OF REGULATION S-T

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO           .
                                           ----------    ----------

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

100 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING AS OF AUGUST 12, 1996


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H) (1) (a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

              CABLEVISION INDUSTRIES CORPORATION AND SUBSIDIARIES


                              INDEX TO FORM 10-Q


                                                                    Page
                                                                    Number

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements


     Consolidated Balance Sheet -
          June 30, 1996 and December 31, 1995....................       3

     Consolidated Statement of Operations -
          Three and Six Months Ended June 30, 1996 and 1995......       4

     Consolidated Statement of Changes in Stockholder's Deficit
          Six Months Ended June 30, 1996.........................       5

     Consolidated Statement of Cash Flows -
          Six Months Ended June 30, 1996 and 1995................       6

     Notes to Consolidated Financial Statements..................       7

Item 2. Management's Discussion and Analysis of
          Results of Operations..................................      11


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings......................................      13

  Item 6. Exhibits and Reports on Form 8-K.......................      13

              CABLEVISION INDUSTRIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)
                                   Unaudited


                                                          June 30,   December 31,
ASSETS                                                     1996          1995
                                                       -------------  -----------
CURRENT ASSETS
Cash and cash equivalents............................    $    4,475   $    7,649
Receivables, less allowances of $1,602 and $1,236....        40,720       23,227
Income tax refunds receivable from Time Warner Inc...        17,725           --
Other current assets.................................           832        3,780
                                                         ----------   ----------

Total current assets.................................        63,752       34,656

Investments and loans................................         1,281       23,507
Property, plant and equipment, net...................       393,387      367,470
Cable television franchises, net.....................       720,133      285,860
Other intangibles, net...............................       273,848      248,546
                                                         ----------   ----------

Total assets.........................................    $1,452,401   $  960,039
                                                         ==========   ==========

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
Accounts payable.....................................    $   13,653   $   12,599
Accrued expenses.....................................        68,182       68,100
Subscriber advance payments and deposits.............        11,118       14,842
Liability under employment arrangements..............            --       93,185
                                                         ----------   ----------

Total current liabilities............................        92,953      188,726

Note payable to TWI Cable Inc........................     1,500,000           --
Other long-term debt.................................       500,000    1,481,406
Deferred income taxes................................        53,141       17,732
Other noncurrent liabilities.........................           946           --

STOCKHOLDER'S DEFICIT
Common stock, no par value, 200 shares
   authorized, 100 issued and outstanding at
   June 30, 1996; $1 par value, 80,000 shares
   issued and outstanding at December 31, 1995,
   stated at redemption value of $1.25...............            --          100
Additional paid-in capital...........................       125,805       32,565
Accumulated deficit..................................      (820,444)    (760,490)
                                                         ----------   ----------
Total stockholder's deficit..........................      (694,639)    (727,825)
                                                         ----------   ----------

Total liabilities and stockholder's deficit..........    $1,452,401   $  960,039
                                                         ==========   ==========

See accompanying notes.

              CABLEVISION INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                            (Dollars in Thousands)
                                   Unaudited


                                                      Three Months                  Six Months
                                                      Ended June 30,               Ended June 30,
                                            --------------------------------  ----------------------
                                                 1996             1995          1996        1995
                                            ---------------  ---------------  ---------  -----------

Revenues..................................        $135,401         $106,428   $264,675     $210,062

Costs and expenses:
   Operating..............................          46,874           34,031     90,068       67,335
   Selling, general and
     administrative.......................          23,320           22,727     46,365       45,102
   Depreciation and
     amortization.........................          39,675           34,856     80,498       69,807
   Long-term stock and
     deferred compensation................              --            2,500         --        5,000
                                                  --------         --------   --------     --------

                Total costs and expenses..         109,869           94,114    216,931      187,244
                                                  --------         --------   --------     --------

Income from operations....................          25,532           12,314     47,744       22,818

Interest expense, net.....................         (37,259)         (31,026)   (75,250)     (61,850)
Other income (expense)....................             276             (461)       156       19,285
                                                  --------         --------   --------     --------

Loss before income tax benefit
   and extraordinary item.................         (11,451)         (19,173)   (27,350)     (19,747)

Income tax benefit........................           2,919              545      8,233          733
                                                  --------         --------   --------     --------

Loss before
  extraordinary item......................          (8,532)         (18,628)   (19,117)     (19,014)

Extraordinary loss on
   retirement of debt (less
   applicable income tax
   benefit of $6,493).....................              --               --     (9,658)          --
                                                  --------         --------   --------     --------

Net loss..................................        $ (8,532)        $(18,628)  $(28,775)    $(19,014)
                                                  ========         ========   ========     ========

See accompanying notes.

              CABLEVISION INDUSTRIES CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
                            (Dollars in Thousands)
                                   Unaudited



                                                   Additional                   Total
                                         Common      Paid-in    Accumulated   Stockholder's
                                          Stock      Capital      Deficit       Deficit
                                         ------    ----------   -----------   -------------

Balance, December 31, 1995...            $100      $32,565      $(760,490)    $(727,825)

Capital contributions........              --       93,140             --        93,140

Change in capital structure
    resulting from merger
    with Time Warner.........            (100)         100             --            --

Distributions................              --           --        (31,179)      (31,179)

Net loss.....................              --           --        (28,775)      (28,775)
                                         ----      -------      ---------     ---------

Balance, June 30, 1996.......            $ --    $ 125,805     $ (820,444)    $(694,639)
                                         ====    =========     ==========     =========

See accompanying notes.

              CABLEVISION INDUSTRIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                   Unaudited


                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                         1996         1995
                                                                     -----------   ---------
OPERATING ACTIVITIES:
 Net loss..........................................................  $   (28,775)  $ (19,014)
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
    Extraordinary loss on retirement of debt.......................        9,658          --
    Depreciation and amortization..................................       80,498      69,807
    Equity in loss of investee.....................................          590         848
    Changes in operating assets and liabilities,
     net of effect of acquisitions:
     Accounts receivable, net......................................      (40,863)       (138)
     Other current assets..........................................        3,755         997
     Accounts payable and accrued expenses.........................          414      (6,308)
     Subscriber advance payments and deposits......................       (6,508)      3,352
     Liability under employment arrangements.......................      (88,853)     (3,366)
                                                                     -----------   ---------

  Net cash (used in) provided by
  operating activities.............................................      (70,084)     46,178
                                                                     -----------   ---------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.......................      (31,375)    (41,316)
  Acquisition of cable television systems, net of cash acquired....     (188,532)         --
  Net (increase) decrease in investments and loans.................          365      (9,173)
                                                                     -----------   ---------
  Net cash used in investing activities............................     (219,542)    (50,489)
                                                                     -----------   ---------

FINANCING ACTIVITIES:
  New borrowings...................................................    1,525,000     111,830
  Repayment of debt................................................   (1,237,784)   (104,707)
  Distributions....................................................         (764)         --
                                                                     -----------   ---------

  Net cash provided by financing activities........................      286,452       7,123
                                                                     -----------   ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...............       (3,174)      2,812

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.....................        7,649       3,698
                                                                     -----------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................  $     4,475   $   6,510
                                                                     ===========   =========
Supplemental disclosures of cash flow information:
 Cash paid during the period:
 Interest (net of amount capitalized)..............................  $    77,601   $  66,663
 Income taxes......................................................          383         273

See accompanying notes.

              CABLEVISION INDUSTRIES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)
                                   Unaudited

1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Cablevision Industries Corporation and its subsidiaries and partnerships ("CVI") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

The accompanying financial statements are unaudited but in the opinion of management, interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, the results of operations and the cash flows for the periods presented. Results for the interim period are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in CVI's Form 10-K for the year ended December 31, 1995.

Effective January 1, 1996, CVI adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") which established standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The adoption of FAS 121 did not have a material effect on CVI's financial statements.

2.  MERGERS AND ACQUISITIONS

On January 4, 1996, CVI merged with a wholly owned subsidiary ("TW Acquisition Corp.") of Time Warner Inc. ("Time Warner"), with CVI being the survivor of such merger (the "CVI Merger"). As a result of the CVI Merger, CVI became a direct, wholly owned subsidiary of Time Warner. Concurrent with the CVI Merger, Cablevision Management Corporation of Philadelphia ("CMP") merged with a wholly owned subsidiary of Time Warner and became a direct, wholly owned subsidiary of
Time Warner (the "CMP Merger") and immediately merged into CVI.   Immediately
following the CVI Merger, Cablevision Industries of Middle Florida, Inc. ("CIMF") merged into CVI (the "CIMF Merger") and CVI and certain of its subsidiaries purchased the entire equity interests or all of the assets (collectively, the "Gerry Purchase") of each of Cablevision Industries of Tennessee L.P. ("CITLP"), Cablevision Industries Limited Partnership ("CILP"), Cablevision Industries of Saratoga Associates ("CISA"), Cablevision of Fairhaven/Acushnet ("CFA") and Cablevision Industries of Florida, Inc. ("CIF") and, together with CIMF, CMP, CITLP, CILP, CISA and CFA, the "Gerry Companies," and together with CVI, the "Cablevision Companies." The CMP Merger, the CIMF Merger and the Gerry Purchase are referred to herein as the "Gerry Acquisition."

The CVI Merger did not result in the "push down" of Time Warner's accounting basis due to CVI's public debt which remains outstanding (Note 4). Therefore, CVI's accounting basis of net assets did not change as a result of the CVI
Merger.   As a result of the Gerry Acquisition, CVI has acquired cable television systems serving approximately 247,000 subscribers in exchange for 2,467,294 shares of Time Warner common stock and the assumption or incurrence of approximately $431,000 of debt. CVI has accounted for the Gerry Acquisition under the purchase method of accounting for business combinations and has, accordingly, preliminarily allocated the estimated total acquisition cost of $304,000 to the underlying net assets in proportion to their respective fair values as follows: cable television franchises - $459,000; goodwill - $33,000; other current and noncurrent assets - $103,000, long-term debt-$220,000; deferred income taxes - $33,000; and other current liabilities - $38,000.

The accompanying consolidated statement of operations includes the operating results of the Gerry Companies from the acquisition date. On a pro forma basis, giving effect to the Gerry Acquisition as if this transaction had occurred at January 1, 1995, CVI would have approximately reported for the three and six months ended June 30, 1995, respectively: revenues of $128,000 and $253,000, income from operations of $17,000 and $29,000, interest expense of $41,000 and $77,000, depreciation and amortization expense of $46,000 and $92,000, and net losses of $23,000 and $21,000.

The CVI Merger and the Gerry Acquisition are referred to herein as the "Time Warner Transactions". As a result of the Gerry Acquisition, the ownership of the Gerry Companies has been consolidated within CVI. Effective January 4, 1996, CVI's cable systems are managed by Time Warner Entertainment Company, L.P. ("TWE"-Note 3).

In the fourth quarter of 1995, CVI recorded a non-recurring charge of $25,749 to reduce the carrying value of certain non-operating assets, ("Distributed Assets") to their aggregate net realizable value of $30,415. The Distributed Assets, which included property, plant and equipment and investments with net realizable values of $22,740 and $7,675, respectively, were distributed to the CVI majority stockholder in January 1996 in contemplation of the Time Warner Transactions. In addition, CVI made a cash distribution of $764 to the CVI minority stockholders in January 1996 representing their pro rata share of the net realizable value of the Distributed Assets.

3.  INVESTMENTS AND LOANS

As of June 30, 1996 and December 31, 1995, investments and loans consisted of the following:


                                       June 30,  December 31,
                                         1996        1995
                                       --------  ------------

Loans to affiliates                      $   --       $ 4,439
Investment in CVI-KKR Joint Venture          --           591
Other investments and loans               1,281        18,477
                                         ------       -------
                                         $1.281       $23,507
                                         ======       =======

All loans to affiliates were repaid on January 3, 1996 in connection with the Time Warner Transactions. In addition, an agreement reached on December 31, 1995 with an existing partner to purchase the remaining partnership ownership interest for a purchase price of $21,422, was satisfied by forgiving $15,372 of loans made to the partner. The remaining balance of $6,050 was paid on January 3, 1996.

In September 1992, CVI finalized various agreements with Kohlberg, Kravis, Roberts & Co. ("KKR") under which a joint venture ("CVI-KKR Joint Venture") was formed to acquire certain cable television systems. CVI made a $6,259 equity investment in the CVI-KKR Joint Venture, representing its share of the capital required for an acquisition. CVI's investment in, and the results of operations of, the CVI-KKR Joint Venture is accounted for under the equity method of accounting. Since the January 4, 1996 consummation of the Time Warner Transactions, the CVI-KKR Joint Venture is now managed by KKR.

CVI earned management fees prior to the Time Warner Transactions, for services provided to cable television systems owned or controlled by the majority stockholder of CVI and to a cable television system owned by the CVI-KKR Joint Venture. These management fees were included in revenues and amounted to approximately $2,784 for the six months ended June 30, 1995. After the Time Warner Transactions were consummated, all such management fee arrangements were terminated. At June 30, 1996 other investments and loans were comprised of investments in other cable television and programming entities.

Prior to the Time Warner Transactions, other investments and loans included the deferral of accrued management fees, accrued interest on loans to affiliates, and other advances to affiliates, as well as investments in unrelated cable programming entities.

4.  DEBT

As of June 30, 1996 and December 31, 1995, debt consisted of:



                                                  June 30,   December 31,
                                                    1996         1995
                                                 ----------  ------------
CVI:
  9.25% senior debentures                        $  200,000    $  200,000
 10.75% senior notes                                300,000       300,000
 Line of credit (8.5% interest rate)                     --         3,000
 Revolving note (LIBOR + 7/8%)                    1,500,000            --
Subsidiaries:
  9.86% senior notes                                     --        66,000
 10.36% senior notes                                     --       100,000
 Bank credit facilities                                  --       798,348
 7.53% secured note                                      --        14,058
                                                 ----------    ----------
                                                 $2,000,000    $1,481,406
                                                 ==========    ==========


In connection with the consummation of the Time Warner Transactions on January 4, 1996, TWI Cable Inc. ("TWI Cable"), a wholly owned subsidiary of Time Warner, borrowed $1,525,000 under its five-year revolving credit agreement entered into on June 30, 1995 (as amended, the "New Credit Agreement") and loaned such proceeds to CVI under a revolving note with the same terms set forth in the New Credit Agreement as more fully explained below. CVI used approximately $1,200,000 of such proceeds to repay or redeem all of its outstanding indebtedness with the exception of the 9.25% senior debentures and 10.75% senior notes, including $220,000 of indebtedness that was assumed in the Gerry Acquisition, plus redemption premiums thereon of $16,000 (the "CVI Debt Refinancing"). The New Credit Agreement permits aggregate borrowings by TWI Cable of $4,000,000, subject to certain limitations and adjustments, a portion of which will be used by TWI Cable to fund the ongoing working capital, capital expenditures and other corporate needs of CVI. Borrowings under the New Credit Agreement bear interest at rates generally equal to LIBOR plus an initial margin of 87.5 basis points, which margin will vary based on the credit rating or financial leverage of the borrower. CVI has guaranteed the obligations of TWI Cable under the New Credit Agreement. In May 1996, CVI repaid $25,000 of principal to TWI Cable, thereupon reducing the outstanding principal to $1,500,000. Interest expense for the six months ended June 30, 1996 totaled $47,000.

In addition to the CVI Debt Refinancing, $211,000 was used to consummate the Gerry Acquisition and $62,000 was used to pay for one-time costs related to the CVI Merger and transaction costs related to the Gerry Acquisition (See Note 5).

In connection with the Time Warner transactions on January 4, 1996, CVI realized an extraordinary loss, net of applicable tax benefit, of $9,658 for the early extinguishment of debt.

In conjunction with certain provisions in its pre-existing bank credit agreements, CVI entered into various interest rate exchange agreements (the "Swaps") pursuant to which the interest rate on $365,000 was fixed at a weighted average swap rate of 6.22% plus the applicable margin over the Eurodollar rate option under the respective bank credit agreements. These Swaps were all terminated during the six months ended June 30, 1996 at a total cost of $1,508.

Based on the level of interest rates prevailing at June 30, 1996, the fair value of CVI's fixed-rate debt exceeded its carrying value by $41,000. Based on the level of interest rates prevailing at December 31, 1995, the fair value of CVI's fixed-rate debt exceeded its carrying value by $59,000 and it would have cost $3,000 to terminate its interest rate swap contracts, which combined was the equivalent of an unrealized loss of $62,000. Unrealized gains or losses on debt or interest rate swap contracts are not recognized for financial reporting purposes unless the debt is retired or the contracts are terminated prior to their maturity.

The fair value of CVI's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to CVI for debt of the same remaining maturities.


5. EMPLOYMENT ARRANGEMENTS

In anticipation of the CVI Merger, CVI entered into retention agreements (the "Agreements") with certain executive officers and key employees (collectively "Executives") during 1995 whereby CVI agreed to make retention payments to the Executives. The Agreements superseded any prior agreements between CVI and the Executives relating to the payment of deferred compensation or other forms of additional compensation, whether payable in the form of cash or equity interest in CVI or its subsidiaries. CVI also adopted a Severance Pay Plan (the "Severance Plan") whereby eligible employees would receive a payment based upon a specified formula. The Agreements and Severance Plans were fully accrued for in 1995.

As a result of the Agreements and Severance Plan, CVI paid out approximately $93,000 during the six months ended June 30, 1996.

6. RELATED PARTIES

Included in CVI's operating expense after the Merger are charges for programming and promotional services provided by Home Box Office and other affiliates of Time Warner. These charges are based on customary rates. For the six months ended June 30, 1996, these charges totaled $11,000. In addition, CVI has entered into a management service arrangement with TWE, pursuant to which TWE is responsible for the management and operation of CVI's cable systems. The management fees to be paid to TWE by CVI are based on an allocation of the corporate expenses of TWE's cable division in proportion to the respective number of subscribers of all cable systems to be managed by TWE's cable division. For the six months ended June 30, 1996, these fees totaled $11,814.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             RESULTS OF OPERATIONS
                            (Dollars in Thousands)

COMPARATIVE SECOND QUARTER AND YEAR TO DATE OPERATING RESULTS

Overview
- --------

CVI had revenues of $135,401 and $264,675, and a net loss of $8,532 and $28,775 for the three and six months ended June 30, 1996, respectively, compared to revenues of $106,428 and $210,062, and a net loss of $18,628 and $19,014 for the three and six months ended June 30, 1995, respectively. Operating income before depreciation and amortization ("EBITDA") for the three and six months ended June 30, 1996 increased to $65,207 and $128,242, respectively, compared to EBITDA of $47,170 and $92,625 for the same periods in 1995.

Industry analysts generally consider EBITDA to be an important measure of comparative operating performance for the cable industry, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flows and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

On a proforma basis, giving effect to the Gerry Acquisition as if this transaction occurred as of January 1, 1995, CVI would have reported approximately the following operating results for the three and six months ended June 30, 1995, respectively: revenues of $128,000 and $253,000, income from operations of $17,000 and $29,000 EBITDA of $63,000 and $121,000 depreciation and amortization expense of $46,000 and $92,000, and net losses of $23,000 and $21,000.

Income From Operations
- ----------------------

Income from operations increased to $25,532 and $47,744 for the three and six months ended June 30, 1996, compared to $12,314 and $22,818 for the three and six months ended June 30, 1995, respectively. Current year revenue and operating results benefitted from the Gerry Acquisition on January 4, 1996. Excluding the Gerry Acquisition, revenue increased primarily due to increases in regulated cable rates phased in during February 1996 as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission, and basic subscriber growth of approximately 5%. Excluding the positive impact from the Gerry Acquisition, income from operations increased as a result of the revenue gain, lower programming expenses resulting from the transition to Time Warner's programming contracts and lower corporate related expenses reflecting the reduction of corporate expenses in connection with the closing of CVI corporate and regional facilities and the subsequent termination of related personnel as a direct result of the integration of the operations of CVI into Time Warner's existing operating structure.

Interest Expense
- ----------------

Interest expense, net increased to $37,259 and $75,250, for the three and six months ended June 30, 1996 compared to $31,026 and $61,850 in the same periods in 1995 due to increased borrowing levels reflecting the assumption or incurrence of approximately $431,000 of debt relating to the Gerry Acquisition, which has been partially offset by interest savings achieved through the CVI Debt Refinancing (See Note 4).

Other Income (Expense)
- ----------------------

Other income (expense) increased to $276 and $156 of income for the three and six months ended June 30, 1996, compared to $461 of expense and $19,285 of income for the same periods in 1995. The reduction in other income during the six months ended June 30, 1996 is primarily attributable to a realized gain of $20,133 on a sale of marketable securities during the first quarter of 1995.


Extraordinary Loss on Retirement of Debt
- ----------------------------------------

An extraordinary loss on retirement of debt of $9,658 (net of applicable tax benefit) was recorded during the first quarter of 1996. This extraordinary loss related to redemption premiums incurred as a result of the CVI Debt Refinancing.

PART II - OTHER INFORMATION



Item 1 - Legal Proceedings


  There were no material legal proceedings instituted during the six months ended June 30, 1996. There were also no material developments in any of the other existing legal proceedings which were previously reported in CVI's Annual Report filed with the SEC on Form 10-K for the fiscal year ended December 31, 1995.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      CABLEVISION INDUSTRIES CORPORATION



  Date: August 12, 1996        By: /s/ RICHARD M. PETTY
        ---------------           ---------------------
                                            Richard M. Petty
                                            Vice President and Controller
                                           (Principal Accounting Officer)