Form 10-Q
period 1996-09-30
TWI CABLE INC
filed 1996-11-14
CIK 808507

     THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901 (d) OF REGULATION S-T

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO         .
                                                        -----------  ---------

                        COMMISSION FILE NUMBER: 33-43948


                                 TWI CABLE INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                   59-1353813
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

                         YES     X             NO
                             ---------            ---------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

100 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING AS OF NOVEMBER 12, 1996


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H) (1) (a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                 TWI CABLE INC.


                               INDEX TO FORM 10-Q



                                                                                                     Page

PART I.  FINANCIAL INFORMATION


 Item 1. Financial Statements

  Consolidated balance sheets at September 30, 1996 and December 31, 1995......................        3

  Consolidated statements of operations for the three and nine months ended
    September 30, 1996 and 1995................................................................        4

  Consolidated statements of changes in shareholder's deficit for the nine
    months ended September 30, 1996............................................................        5

  Consolidated statements of cash flows for the nine months ended
    September 30, 1996 and 1995................................................................        6

  Notes to consolidated financial statements...................................................        7

 Item 2. Management's Discussion and Analysis of Results of Operations.........................       12


PART II.  OTHER INFORMATION

 Item 1. Legal Proceedings.....................................................................       14

 Item 6. Exhibits and Reports on Form 8-K......................................................       14

                                 TWI CABLE INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                          September 30,   December 31,
                                                               1996          1995
                                                        ---------------  ---------------
ASSETS                                                  (thousands, except share amounts)
Current assets
Cash and equivalents................................       $   16,350     $    7,649
Receivables, less allowances of $1,838 and $1,236...           21,215         23,227
Income tax refunds receivable from Time Warner......           25,910             --
Other current assets................................            2,845          3,780
                                                           ----------     ----------

Total current assets................................           66,320         34,656

Investments and loans...............................            1,485         23,507
Property, plant and equipment, net..................          403,258        367,470
Cable television franchises, net....................          707,410        285,860
Other intangibles, net..............................          269,180        248,546
                                                           ----------     ----------

Total assets........................................       $1,447,653     $  960,039
                                                           ==========     ==========

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities
Accounts payable....................................       $   14,781     $   12,599
Accrued expenses....................................           66,308         68,100
Subscriber advance payments and deposits............           11,356         14,842
Liability under employment arrangements.............               --         93,185
                                                           ----------     ----------

Total current liabilities...........................           92,445        188,726

Note payable to TW/KBLCOM Inc.......................        1,500,000             --
Other long-term debt................................          500,000      1,481,406
Deferred income taxes...............................           55,820         17,732
Other noncurrent liabilities........................            1,096             --

Shareholder's deficit
Common stock, no par value, 200 shares
   authorized, 100 issued and outstanding at
   September 30, 1996; $1 par value, 80,000 shares
   issued and outstanding at December 31, 1995,
   stated at redemption value of $1.25..............               --            100
Paid-in capital.....................................          125,805         32,565
Accumulated deficit.................................         (827,513)      (760,490)
                                                           ----------     ----------

Total shareholder's deficit.........................         (701,708)      (727,825)
                                                           ----------     ----------

Total liabilities and shareholder's deficit.........       $1,447,653     $  960,039
                                                           ==========     ==========

See accompanying notes.

                                 TWI CABLE INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                 Three Months          Nine Months
                                             Ended September 30,    Ended September 30,
                                            ---------------------  ---------------------
                                              1996        1995        1996       1995
                                            ---------  ----------  ----------  ---------
                                                              (thousands)

Revenues..................................  $135,015    $108,717    $399,690     $318,779
                                            --------    --------   ---------     --------

Costs and expenses:
  Operating and programming (a)...........    47,235      35,476     137,303      102,811
  Selling, general and
    administrative(a).....................    21,869      21,086      68,234       66,188
  Depreciation and amortization...........    40,107      34,828     120,605      104,635
  Long-term stock and deferred
    compensation..........................        --       2,500          --        7,500
                                            --------    --------   ---------     --------
    Total costs and expenses..............   109,211      93,890     326,142      281,134
                                            --------    --------   ---------     --------

Operating income..........................    25,804      14,827      73,548       37,645

Interest expense, net(b)..................   (36,606)    (30,968)   (111,856)     (92,818)
Other income (expense)....................    (2,157)       (362)     (2,001)      18,923
                                            --------    --------   ---------     --------
Loss before income tax benefit
  and extraordinary item..................   (12,959)    (16,503)    (40,309)     (36,250)

Income tax benefit........................     5,890         615      14,123        1,348
                                            --------    --------   ---------     --------

Loss before extraordinary item............    (7,069)    (15,888)    (26,186)     (34,902)

Extraordinary loss on retirement of
  debt (less applicable income tax
  benefit of $6,493)......................        --          --      (9,658)          --
                                            --------    --------   ---------     --------

Net loss..................................  $ (7,069)   $(15,888)  $ (35,844)    $(34,902)
                                            ========    ========   =========     ========

(a) Includes the following expenses
    resulting from transactions with
    affiliates (Note 6)...................  $  9,475    $     --    $ 32,289     $     --
(b) Includes interest expense with
    affiliates (Note 4)...................    24,424          --      72,089           --

See accompanying notes.

                                 TWI CABLE INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT
                                  (Unaudited)


                                                                             Total
                                        Common   Paid-In   Accumulated   Shareholder's
                                        Stock    Capital     Deficit        Deficit
                                        ------   --------  ------------  --------------
                                                          (thousands)

Balance at December 31, 1995..           $ 100   $ 32,565    $(760,490)      $(727,825)

Capital contributions.........              --     93,140           --          93,140

Change in capital structure
  resulting from merger
  with Time Warner............            (100)       100           --              --

Distributions.................              --         --      (31,179)        (31,179)

Net loss......................              --         --      (35,844)        (35,844)
                                         -----   --------    ----------      ----------

Balance at September 30, 1996            $  --   $125,805    $(827,513)      $(701,708)
                                         =====   ========    =========       ==========

See accompanying notes.

                                 TWI CABLE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                            Nine Months
                                                                                        Ended September 30,
                                                                                      -----------------------
                                                                                           1996        1995
                                                                                      -----------   ---------
                                                                                             (thousands)
OPERATING ACTIVITIES
Net loss....................................................................          $   (35,844)  $ (34,902)
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt....................................                9,658          --
Depreciation and amortization...............................................              120,605     104,635
Equity in loss of investee..................................................                  386          --
Deferred income tax benefit.................................................                   --      (1,755)
Changes in operating assets and liabilities, net of effect of acquisitions..             (121,949)     (9,413)
                                                                                      -----------   ---------

Cash provided (used) by operating activities................................              (27,144)     58,565
                                                                                      -----------   ---------
INVESTING ACTIVITIES
Capital expenditures........................................................              (61,111)    (53,210)
Investment and acquisitions, net of cash acquired...........................             (189,496)    (16,073)
                                                                                      -----------   ---------
Cash used by investing activities...........................................             (250,607)    (69,283)
                                                                                      -----------   ---------

FINANCING ACTIVITIES
Borrowings..................................................................            1,535,000     169,320
Debt repayments.............................................................           (1,247,784)   (153,439)
Distributions...............................................................                 (764)         --
Redemption of cumulative redeemable preferred stock,
 including dividends........................................................                   --        (876)
                                                                                      -----------   ---------
Cash provided by financing activities.......................................              286,452      15,005
                                                                                      -----------   ---------

INCREASE IN CASH AND EQUIVALENTS............................................                8,701       4,287

CASH AND EQUIVALENTS AT BEGINNING OF YEAR...................................                7,649       3,698
                                                                                      -----------   ---------

CASH AND EQUIVALENTS AT END OF PERIOD.......................................          $    16,350   $   7,985
                                                                                      ===========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid...............................................................          $   118,893   $ 105,314
Income taxes paid...........................................................                1,632         407

See accompanying notes.

                                 TWI CABLE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

TWI Cable Inc. (the "Company", formerly known as Cablevision Industries Corporation and Subsidiaries ("CVI")) owns and operates cable television systems. On October 1, 1996, Time Warner Companies, Inc. ("Time Warner", formerly Time Warner Inc.) completed a reorganization amongst certain of its wholly owned cable subsidiaries (the "TWI Cable Reorganization") whereby (a) Time Warner contributed all of the capital stock of each of (i) TW/KBLCOM Inc.("KBLCOM"), a wholly owned subsidiary of Time Warner owning and operating the net assets acquired in Time Warner's 1995 acquisition of KBLCOM Incorporated (formerly TWI Cable Inc.) and (ii)Summit Communications Group, Inc. ("Summit", which was acquired by Time Warner in 1995) to the Company and (b)CVI was renamed TWI Cable Inc. In connection with this reorganization, the Company assumed (a) approximately $1.5 billion of KBLCOM's indebtedness under a five-year, revolving credit agreement (the "Credit Agreement") which was assumed in cancellation of the Company's $1.5 billion note payable to KBLCOM and (b) $1.3 billion of indebtedness due to Time Warner. References herein to the "Company" refer to CVI prior to October 1, 1996 and TWI Cable Inc. thereafter.

The TWI Cable Reorganization is not reflected in the accompanying consolidated financial statements, but will be accounted for as a merger of entities under common control (similar to the pooling-of-interests method of accounting for business combinations) in the fourth quarter of 1996.

These consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting of a normal recurring nature) considered necessary to present fairly the financial position, the results of operations and the cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1995.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which established standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The adoption of FAS 121 did not have a material effect on the Company's financial statements.

2.  MERGERS AND ACQUISITIONS

On January 4, 1996, the Company merged with a wholly owned subsidiary of Time Warner (the "CVI Merger"). As a result of the CVI Merger the Company became a direct, wholly owned subsidiary of Time Warner. Concurrent with the CVI Merger, Cablevision Management Corporation of Philadelphia ("CMP") merged with a wholly owned subsidiary of Time Warner and became a direct, wholly owned subsidiary of Time Warner (the "CMP Merger"). Thereafter, Time Warner contributed the capital stock of CMP to the Company. Immediately following the CVI Merger, (a) Cablevision Industries of Middle Florida, Inc. ("CIMF") merged into the Company (the "CIMF Merger") and (b) the Company and certain of its subsidiaries purchased the entire equity interests or all of the assets (collectively, the "Gerry Purchase") of each of Cablevision Industries of Tennessee L.P. ("CITLP"), Cablevision Industries Limited Partnership ("CILP"), Cablevision Industries of Saratoga Associates ("CISA"), Cablevision of Fairhaven/Acushnet ("CFA") and Cablevision Industries of Florida, Inc. ("CIF") and, together with CMP, CIMF, CITLP, CILP, CISA and

CFA, the "Gerry Companies." The CMP Merger, the CIMF Merger and the Gerry Purchase are referred to herein as the "Gerry Acquisition." The CVI Merger and the Gerry Acquisition are referred to herein as the "Time Warner Transactions."

The CVI Merger did not result in the "push down" of Time Warner's accounting basis due to the Company's public debt which remains outstanding (Note 4). Therefore, the Company's accounting basis of net assets did not change as a result of the CVI Merger. As a result of the Gerry Acquisition, the Company has acquired cable television systems serving approximately 247,000 subscribers in exchange for 2,467,294 shares of Time Warner common stock and the assumption or incurrence of approximately $431 million of debt. The Company has accounted for the Gerry Acquisition under the purchase method of accounting for business combinations and has, accordingly, preliminarily allocated the estimated total acquisition cost of $304 million to the underlying net assets in proportion to their respective fair values as follows: cable television franchises - $459 million; goodwill - $33 million; other current and noncurrent assets - $103 million; long-term debt-$220 million; deferred income taxes - $33 million; and other current liabilities - $38 million.

As a result of the Gerry Acquisition, the ownership of the Gerry Companies has been consolidated within the Company. A majority of the Company's cable systems are managed by Time Warner Entertainment Company, L.P. ("TWE"- see Note 3).

The accompanying consolidated statement of operations includes the operating results of the Gerry Companies from the closing date of the Gerry Acquisition. On a pro forma basis, giving effect to the TWI Cable Reorganization and the Time Warner Transactions as if these transactions had occurred at January 1, 1995, the Company would have reported the following approximate amounts for the three and nine month periods ended September 30, 1996 and 1995, respectively: revenues of $228 million and $679 million compared to $213 million and $637 million, operating income of $18 million and $47 million compared to $8 million and $16 million, interest expense of $66 million and $200 million compared to $64 million and $204 million, depreciation and amortization expense of $89 million and $268 million compared to $91 million and $284 million, and loss before extradorinary item of $21 million and $75 million compared to $36 million and $101 million. On a proforma basis, giving effect to the TWI Cable Reorganization as if it occurred on September 30, 1996, the Company would have reported total assets of $6.825 billion, long-term debt of $3.431 billion, and shareholder's equity of $602 million at September 30, 1996. The Time Warner Transactions are already reflected in the balance sheet as of September 30, 1996.

In the fourth quarter of 1995, the Company recorded a non-recurring charge of $25.7 million to reduce the carrying value of certain non-operating assets, ("Distributed Assets") to their aggregate net realizable value of $30.4 million. The Distributed Assets, which included property, plant and equipment and investments with net realizable values of $22.7 million and $7.7 million, respectively, were distributed to the Company's majority stockholder in January 1996 in contemplation of the Time Warner Transactions. In addition, the Company made a cash distribution of $764,000 to the Company's minority stockholders in January 1996 representing their pro rata share of the net realizable value of the Distributed Assets.

3.  INVESTMENTS AND LOANS

As of September 30, 1996 and December 31, 1995, investments and loans consisted of the following:

                                       September 30,  December 31,
                                           1996           1995
                                       -------------  -------------
                                               (thousands)

Loans to affiliates                           $   --       $ 4,439
Investment in CVI-KKR Joint Venture               --           591
Other investments and loans                    1,485        18,477
                                              ------       -------
                                              $1.485       $23,507
                                              ======       =======

All loans to affiliates were repaid on January 3, 1996 in connection with the Time Warner Transactions. In addition, an agreement reached on December 31, 1995 with an existing partner to purchase the remaining partnership ownership interest for a purchase price of $21.4 million, was satisfied by forgiving $15.4 million of loans made to the partner. The remaining balance of $6.1 million was paid on January 3, 1996.

In September 1992, the Company finalized various agreements with Kohlberg, Kravis, Roberts & Co. ("KKR") under which a joint venture ("CVI-KKR Joint Venture") was formed to acquire certain cable television systems. The Company made a $6.3 million equity investment in the CVI-KKR Joint Venture, representing its share of the capital required for an acquisition. The Company's investment in, and the results of operations of, the CVI-KKR Joint Venture is accounted for under the equity method of accounting. Since the January 4, 1996 consummation of the Time Warner Transactions, the CVI-KKR Joint Venture has been managed by KKR.

Prior to the Time Warner Transactions, the Company earned management fees for services provided to cable television systems owned or controlled by the majority stockholder of the Company and to a cable television system owned by the CVI-KKR Joint Venture. These management fees were included in revenues and amounted to approximately $4.2 million for the nine months ended September 30, 1995. After the Time Warner Transactions were consummated, all such management fee arrangements were terminated.

Prior to the Time Warner Transactions, other investments and loans included the deferral of accrued management fees, accrued interest on loans to affiliates, and other advances to affiliates, as well as investments in unrelated cable programming entities. At September 30, 1996, other investments and loans were comprised of investments in other cable television and programming entities

4.  LONG-TERM DEBT

As of September 30, 1996 and December 31, 1995, long-term debt consisted of:

                                       September 30,  December 31,
                                           1996           1995
                                       -------------  -------------
     Parent                                     (thousands)
     ------
9.25% senior debentures                   $  200,000    $  200,000
10.75% senior notes                          300,000       300,000
Line of credit (8.5% interest rate)               --         3,000
Revolving note (6.31%)                     1,500,000            --
     Subsidiaries
     ------------
9.86% senior notes                                --        66,000
10.36% senior notes                               --       100,000
Bank credit facilities                            --       798,348
7.53% secured note                                --        14,058
                                          ----------    ----------
                                          $2,000,000    $1,481,406
                                          ==========    ==========

In connection with the consummation of the Time Warner Transactions, the Company borrowed $1.5 billion from KBLCOM under the Credit Agreement. The Company used approximately $1.2 billion of such proceeds to repay or redeem all of its outstanding indebtedness with the exception of the 9.25% senior debentures and 10.75% senior notes, including $220 million of indebtedness that was assumed in the Gerry Acquisition, plus redemption premiums thereon of $16 million (the "CVI Debt Refinancing"). In addition to the CVI Debt Refinancing, $211 million was used to consummate the Gerry Acquisition and $62 million was used to pay for one-time costs related to the CVI Merger and transaction costs related to the Gerry Acquisition (see Note 5). Upon consummation of the TWI Cable Reorganization, the Company assumed all of KBLCOM's obligations under the Credit Agreement, resulting in the cancellation of its $1.5 billion note payable to KBLCOM. Prior to the TWI Cable Reorganization, the Company had guaranteed the obligations of KBLCOM under the Credit Agreement. The Credit Agreement permits aggregate borrowings by the Company of $4.0 billion, subject to certain limitations and adjustments, which will be used to fund ongoing working capital, capital expenditures and other corporate needs of the Company and its subsidiaries. Borrowings under the Credit Agreement bear interest at rates generally equal to LIBOR plus an initial margin of 87.5 basis points, which margin will vary based on the credit rating or financial leverage of the borrower. Interest expense for borrowings under the Credit Agreement for the nine months ended September 30, 1996 totaled $72 million.

In connection with the Time Warner Transactions on January 4, 1996, the Company realized an extraordinary loss, net of applicable tax benefit, of approximately $9.7 million on the early extinguishment of debt.

In conjunction with certain provisions in its pre-existing bank credit agreements, the Company entered into various interest rate exchange agreements (the "Swaps") pursuant to which the interest rate on $365 million was fixed at a weighted average swap rate of 6.22% plus the applicable margin over the Eurodollar rate option under the respective bank credit agreements. These Swaps were all terminated during the first half of 1996 at a total cost of approximately $1.5 million.

Based on the level of interest rates prevailing at September 30, 1996, the fair value of the Company's fixed-rate debt exceeded its carrying value by $40 million. Based on the level of interest rates prevailing at December 31, 1995, the fair value of the Company's fixed-rate debt exceeded its carrying value by $59 million and it would have cost $3 million to terminate its interest rate swap contracts which, on a combined basis, was the equivalent of an unrealized loss of $62 million. Unrealized gains or losses on debt or interest rate swap contracts are not recognized for financial reporting purposes unless the debt is retired or the contracts are terminated prior to their maturity.


5.  EMPLOYMENT ARRANGEMENTS

In anticipation of the CVI Merger, the Company entered into retention agreements (the "Agreements") with certain executive officers and key employees (collectively "Executives") during 1995 whereby the Company agreed to make retention payments to the Executives. The Agreements superseded any prior agreements between the Company and the Executives relating to the payment of deferred compensation or other forms of additional compensation payable in the form of cash or equity interest in the Company. The Company also adopted a Severance Pay Plan (the "Severance Plan") whereby eligible employees would receive a payment based upon a specified formula. The Agreements and Severance Plans were fully accrued for in 1995.

As a result of the Agreements and Severance Plan, the Company paid out approximately $93 million during the nine months ended September 30, 1996.

6.  RELATED PARTIES

Included in the Company's operating expenses after the CVI Merger are charges for programming and promotional services provided by Home Box Office and other affiliates of Time Warner. These charges are based on customary rates. For the nine months ended September 30, 1996, these charges totaled $16.8 million. In addition, the Company has entered into a management service arrangement with TWE, pursuant to which TWE is responsible for the management and operation of a majority of the Company's cable systems. The management fees paid to TWE by the Company are based on an allocation of the corporate expenses of

TWE's cable division in proportion to the respective number of subscribers of all cable systems managed by TWE's cable division. For the nine months ended September 30, 1996, these fees totaled $15.5 million.

Under a tax-sharing agreement between the Company and Time Warner, the Company will pay to, or receive from, Time Warner, amounts equal to the total current domestic income tax provision (benefit) provided by the Company. Included in current assets at September 30, 1996, is a $25.9 million receivable due from Time Warner.

7.  COMMITMENTS AND CONTINGENCIES

Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the financial statements.

                                 TWI CABLE INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             RESULTS OF OPERATIONS


OVERVIEW

The Company had revenues of $135.0 million and $399.7 million, and net losses of $7.1 million and $35.8 million for the three and nine month periods ended September 30, 1996, respectively, compared to revenues of $108.7 million and $318.8 million, and net losses of $15.9 million and $34.9 million for the three and nine month periods ended September 30, 1995, respectively. Operating income before depreciation and amortization ("EBITDA") for the three and nine months ended September 30, 1996 increased to $65.9 million and $194.2 million, respectively, compared to EBITDA of $49.7 million and $142.3 million for the same periods in 1995.

Industry analysts generally consider EBITDA to be an important measure of comparative operating performance for the cable industry and, when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. EBITDA, however, should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

On a proforma basis, giving effect to the Gerry Acquisition as if this transaction occurred as of January 1, 1995, the Company would have reported the following approximate amounts for the three and nine month periods ended September 30, 1995, respectively: revenues of $130 million and $383 million, operating income of $21 million and $50 million, EBITDA of $67 million and $188 million, depreciation and amortization expense of $46 million and $138 million, and net losses of $16 million and $37 million.

OPERATING INCOME

Operating income increased to $25.8 million and $73.5 million for the three and nine month periods ended September 30, 1996, compared to $14.8 million and $37.6 million for the three and nine month periods ended September 30, 1995, respectively. Current year revenue benefitted from the Gerry Acquisition on January 4, 1996. Excluding the Gerry Acquisition, revenue increased primarily due to increases in regulated cable rates phased in during February 1996 as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission and year-to-year basic subscriber growth of approximately 3%. Excluding the positive impact from the Gerry Acquisition, operating income increased as a result of the revenue gain, lower programming expenses resulting from the transition to Time Warner's programming contracts, and lower corporate related expenses reflecting the reduction of corporate expenses in connection with the closing of the Company's corporate and regional facilities and the subsequent termination of related personnel as a direct result of the integration of the operations of the Company into Time Warner's existing operating structure.

INTEREST EXPENSE, NET

Interest expense, net increased to $36.6 million and $111.9 million for the three and nine month periods ended September 30, 1996 compared to $31.0 million and $92.8 million for the same periods in 1995 due to increased borrowing levels reflecting the assumption or incurrence of approximately $431 million of debt relating to the Gerry Acquisition which has been partially offset by interest savings achieved through the CVI Debt Refinancing.

OTHER INCOME (EXPENSE)
----------------------

On a quarter-to-quarter basis, other expense, net, increased to $2.2 million, compared to $0.4 million in the third quarter of 1995. This increase is primarily due to $1.6 million in expenses resulting from cable plant damage incurred from a hurricane experienced in North Carolina in September, 1996. On a year-to-date basis, other income, net, of $18.9 million reported in 1995 decreased to other expense, net, of $2.0 million reported in 1996. This decrease reflects a net gain of $20.1 million realized on a sale of marketable securities during the first quarter of 1995.

INCOME TAX BENEFIT

Income tax benefit increased to $5.9 million and $14.1 million for the three and nine month periods ended September 30, 1996 compared to $0.6 million and $1.3 million for the same periods in 1995. This increase is primarily attributable to increased tax benefits recorded by the Company during 1996, since it is now included in the consolidated federal income tax return of Time Warner and its losses are utilized on a current basis.

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT

An extraordinary loss on retirement of debt of $9.7 million (net of applicable tax benefit) was recorded during the first quarter of 1996. This extraordinary loss reflects redemption premiums incurred as a result of the CVI Debt Refinancing.

                          PART II - OTHER INFORMATION



Item 1. Legal Proceedings


There were no material legal proceedings instituted during the nine month period ended September 30, 1996. There were also no material developments in any of the other existing legal proceedings which were previously reported in the Company's Annual Report filed with the SEC on Form 10-K for the fiscal year ended December 31, 1995.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

     None.

(b)  Reports on Form 8-K
     -------------------

     The Company filed a Current Report on Form 8-K dated October 1, 1996 reporting in Item 5 that Time Warner had completed a reorganization of certain of its wholly owned cable subsidiaries. The Company set forth in
     Item 7 certain pro forma consolidated condensed financial statements of the Company as of and for the six months ended June 30, 1996 giving effect to the TWI Cable Reorganization as if the underlying transactions had occurred at such date with respect to the balance sheet, and at the beginning of 1995 with respect to the statement of operations.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  TWI CABLE INC.



Date: November 12, 1996                    By:    /S/ RICHARD M. PETTY
                                           Name:   Richard M. Petty
                                           Title   Vice President and Controller
                                                   (Principal Accounting
                                                   Officer)