Form 10-K
period 1996-12-31
TWI CABLE INC
filed 1997-03-28
CIK 808507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996

                                       OR

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from_________ to_________ .

                        Commission File Number: 33-43948
                                 TWI CABLE INC.
             (Exact name of registrant as specified in its charter)


     Delaware                                        59-1353813
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)



                    75 Rockefeller Plaza, New York, NY 10019
                    (Address of principal executive offices) (ZIP code)


                                  212-484-8000
              (Registrant's Telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes     X     No ________
                               ----------

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not Applicable)

  As of March 21, 1997, there were 100 shares of the registrant's common stock, no par value per share, issued and outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 21, 1997, was zero.

  THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF TIME WARNER INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (J) (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

                                 TWI CABLE INC.


                                   FORM 10-K

                               TABLE OF CONTENTS


                                                                           Page

PART I

Item 1     Business.....................................................      3
Item 2     Properties...................................................     11
Item 3     Legal Proceedings............................................     12
Item 4     (Not Applicable)


PART II

Item 5     Market for the Registrant's Common Equity and Related
             Shareholder Matters........................................     12

Item 6     (Not Applicable)
Item 7     Management's Discussion and Analysis of Results of Operations     13
Item 8     Financial Statements and Supplementary Data..................     15
Item 9     (Not Applicable)


PART III   (Not Applicable)


PART IV

Item 14    Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K...................................................    33



SIGNATURES................................................................   36

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

  TWI Cable Inc. and subsidiaries (the "Company", formerly known as Cablevision Industries Corporation and Subsidiaries ("CVI") is a wholly owned subsidiary of Time Warner Companies, Inc. ("Time Warner", formerly named Time Warner Inc.). The Company owns and operates cable television systems located throughout the United States. At December 31, 1996, the Company owned cable television systems serving approximately 2.3 million basic subscribers with approximately 3.7 million homes passed. The Company operates principally in New York, Pennsylvania, Massachusetts, Florida, California, North Carolina, South Carolina, Texas, Minnesota, Oregon and Louisiana.

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

  On October 1, 1996, Time Warner completed a reorganization amongst certain of its wholly owned cable subsidiaries (the "TWI Cable Reorganization") whereby (a) Time Warner contributed to the Company all of the capital stock of each of (i) TW/KBLCOM Inc. ("KBLCOM", formerly TWI Cable Inc.), a wholly owned subsidiary of Time Warner owning and operating the net assets acquired in Time Warner's 1995 acquisition of KBLCOM Incorporated and (ii) Summit Communications Group, Inc. ("Summit", which was acquired by Time Warner in 1995) and (b) CVI was renamed TWI Cable Inc. In connection with this reorganization, the Company assumed (a) approximately $1.5 billion of KBLCOM's indebtedness under a five-year, revolving credit agreement (the "1995 Credit Agreement") which was assumed in cancellation of the Company's $1.5 billion note payable to KBLCOM and (b) $1.3 billion of indebtedness due to Time Warner. References herein to the "Company" refer to CVI prior to October 1, 1996 and TWI Cable Inc. thereafter.

  The principal executive offices of the Company are located at 75 Rockefeller Plaza, New York, NY 10019, and its telephone number is (212) 484-8000.

CABLE TELEVISION

  The cable television business principally consists of the delivery of a wide variety of channels of television programming, primarily video entertainment and informational programming, to subscribers who pay a monthly fee for the services they receive. Television and radio signals are received off-air or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of coaxial and fiber optic cable to the subscribers' television sets. Cable television systems are constructed and operated pursuant to non-exclusive franchises awarded by local governmental authorities for specified periods of time.

PROGRAMMING

  The Company provides certain video programming to its subscribers pursuant to multi-year contracts with program suppliers who are paid a monthly fee per subscriber. Many of these contracts contain price escalation provisions; however, in most cases the cable operator has a right to cancel the contract if the supplier raises its price beyond agreed limits. The loss of any one supplier would not have a material effect on the Company's operations.

SERVICE AND PROGRAMMING CHARGES

  The Company's systems offer subscribers packages of basic and cable programming services consisting of television signals available off-air, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), Music Television ("MTV"), USA Network, Entertainment and Sports Programming Network ("ESPN"), Arts and Entertainment Channel ("A&E"), Turner Network Television ("TNT") and Nickelodeon), displays of information such as time, news, weather and stock market reports, and public, governmental and educational access channels. In some systems these satellite-delivered, non-broadcast services are packaged together to form a tier of services offered at a discount. The Company's systems also provide premium television services to their basic subscribers for an extra monthly charge. Such services (including Home Box Office ("HBO"), Showtime, The Disney Channel and regional sports networks) consist principally of feature motion pictures presented without commercial interruption, sporting events, concerts and other entertainment programming. Subscribers generally pay initial connection charges and fixed monthly fees for basic cable programming packages and premium television services, which constitute the principal sources of revenues to the Company.

  Revenues are also generated from pay-per-view service, home shopping channels and audio programming. Pay-per-view programming offers recently released movies and exclusive events, such as boxing matches and concerts. Pay-per-view programming is available to any subscriber who rents an addressable converter.

  Subscribers to the Company's cable systems generally are charged monthly fees based on the level of service selected. The monthly prices for various levels of cable television services (excluding services offered on a per-channel or per-program basis) range generally from $5 to $30 for residential customers. A one-time installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new subscribers. The Company generally charges for converters, descrambling and remote control tuning devices. Subscribers are usually free to discontinue service at any time without an additional charge, but may be charged a reconnection fee to resume service. See "Regulation and Legislation" for a description of recent regulation and legislation that affect the Company's ability to price and tier its programming services and price equipment charges.

  Most of the Company's cable television revenue is derived from monthly fees paid by subscribers for cable video programming services. Additional revenue is generated by selling time on cable television systems for commercial advertisements to local, regional and, in some cases, national advertisers. Advertising time is sold as inserts into certain non-broadcast cable programming and local origination programming shown on the Company's cable television systems. In addition, pay-per-view service is offered in most cable television systems, which allows subscribers to choose to view specific movies (generally priced between $3 and $5) and events (generally priced between $6 and $50) on a per-event basis.

  Commercial subscribers are charged rates for cable programming services that vary depending on the nature of the contract.

FRANCHISES

  Cable television systems are constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), as amended by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (the "1996 Act"). See "Regulation and Legislation."

  As of December 31, 1996, the Company held 874 franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Company's systems range up to 5% of gross revenues. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

  The Company has never had a franchise revoked. In addition, all of the franchises eligible for renewal have been renewed or extended at or prior to their stated expirations. The 1984 Cable Act provides for an orderly franchise renewal process, and it establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. A franchising authority may not unreasonably withhold the renewal of a franchise. If a franchise renewal is denied, then the franchise authority must pay the operator the "fair market value" for the system covered by the franchise, but with no value allocated to the franchise itself. The Company's management believes that it has excellent relationships with its franchising communities. See "Regulation and Legislation."

REGULATION AND LEGISLATION

  The cable television industry is regulated by the Federal Communications Commission ("FCC"), some states and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies may in the future materially affect the cable television industry. The following discussion summarizes certain federal, state and local laws and regulations affecting cable television.

  Federal Laws. The Cable Communications Policy Act of 1984 ("1984 Cable Act"), the 1992 Cable Act and the 1996 Telecommunications Act are the principal federal statutes governing the cable industry. These statutes regulate the cable industry, among other things, with respect to: (i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) consumer protection and customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; and (x) privacy of customer information.

  Federal Regulations. The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations implementing the federal statutes.

  Rate Regulation. Under the 1992 Cable Act, nearly all cable television systems are subject to local rate regulation of basic service pursuant to a formula established by the FCC and enforced by local franchising authorities. Additionally, the legislation required the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium service if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service and rental of cable equipment; and allowed the FCC to impose restrictions on the retiering and rearrangement of basic and non-basic services under certain limited circumstances.

  Under the 1996 Telecommunications Act, regulation of nonbasic tier rates is scheduled to terminate on March 31, 1999. Regulation of both basic and nonbasic tier cable rates also ceases for any cable system subject to "effective competition." The 1996 Telecommunications Act expands the definition of "effective competition" to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DTH.

  The FCC's rate regulations employ a benchmark system for measuring the reasonableness of existing basic and nonbasic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or significantly upgrades its system. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met, e.g., services may not be moved from existing tiers to the new product tier. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit.

  Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required.

  On November 30, 1995, the FCC adopted a Social Contract with Time Warner Cable which resolved all of the cable television rate complaints pending against Time Warner Cable and requires Time Warner Cable to upgrade its domestic cable television systems. The Social Contract was negotiated in accordance with the FCC's authority to consider and adopt "social contracts" as alternatives to other regulatory approaches applicable to cable television rates. Specifically, the Social Contract provides for an estimated $4.7 million plus interest in refunds in the form of bill credits to subscribers of certain designated Time Warner Cable systems, a commitment by Time Warner Cable to establish a lifeline basic service priced at 10% below Time Warner Cable's benchmark regulated rates with an adjustment to the nonbasic tier to recoup the reduced basic service tier revenue; and a commitment by Time Warner Cable to upgrade its domestic systems by December 31, 2000. Court appeals filed by the city of Austin, Texas and the Intercommunity Cable Regulatory Commission (which represents 28 Cincinnati suburbs served by Time Warner Cable) seeking review of the FCC decision adopting the Social Contract as well as certain FCC staff decisions implementing the Social Contract are pending. The appeals contend, among other things, that the terms of the Social Contract and the process by which it was negotiated and implemented are contrary to the 1992 Cable Act, and are inconsistent with the FCC's own rules. These parties also filed a petition with the FCC for reconsideration of the Social Contract, which is currently pending.

  A purported nationwide class action has been brought in a federal court in New York alleging that any charges imposed by Time Warner Cable for additional outlet connections violate the 1992 Cable Act and the FCC's rate regulation rules to the extent those charges exceed Time Warner Cable's costs. Time Warner Cable has opposed this claim.

  Carriage of Broadcast Television Signals. The 1992 Cable Act allows commercial television broadcast stations which are "local" to a cable system to elect every three years either to require the cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station. Broadcast stations typically seek monetary compensation or the carriage of additional programming in return for granting retransmission consent. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions. Unlike commercial stations, noncommercial stations are not given the option to require negotiation of retransmission consent. In addition, cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS and WGN. Time Warner Cable has obtained any necessary retransmission consents from all stations carried, which consents have varying expiration dates. The next three-year election between mandatory carriage and retransmission consent for local commercial television stations will occur on October 1, 1999. The mandatory carriage rule is presently under review by the United States Supreme Court.

  Deletion of Certain Programming. Cable television systems that serve 1,000 or more customers must delete the simultaneous or nonsimultaneous network programming of a distant station upon the appropriate request of a local television station holding local exclusive rights to such programming. FCC regulations also enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from other television stations which are carried by the cable system.

  Public and Leased Access Channels. The 1984 Cable Act permits local franchising authorities to require operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

  Ownership. The 1996 Telecommunications Act repealed the 1984 Cable Act's restrictions on local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange telephone service areas. With certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecommunications Act also authorized LECs and others to operate "open video systems" without obtaining a local cable franchise, although LECs operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. A number of separate entities have been certified to operate open video systems in New York City and in other areas where the Company operates cable systems.

  The 1996 Telecommunications Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network, and the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rule against cable/television station cross-ownership remains in place, subject to review by the FCC within two years. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and multichannel MDS ("MMDS") facilities or satellite master antenna television ("SMATV") systems having overlapping service areas, except in limited circumstances. The 1996 Telecommunications Act exempts cable systems facing "effective competition" from the MMDS and SMATV cross-ownership restrictions.

  Pursuant to the 1992 Cable Act, the FCC has adopted rules which, with certain exceptions, preclude a cable television system from devoting more than 40% of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. The FCC also has set a limit of 30% of total nationwide cable homes that can be served by any multiple cable system operator.

  Other FCC Regulations and FTC Consent Decree. Additional FCC regulations relate to a cable system's carriage of local sports programming; privacy of customer information; equipment compatibility, franchise transfers; franchise fees; equal employment opportunity; pole attachments; restrictions on origination and cable casting by cable system operators; application of the rules governing political broadcasts; customer service; technical standards, home wiring and limitations on advertising contained in nonbroadcast children's programming. The 1996 Telecommunications Act changes the formula for pole attachment fees which could result in substantial increases in payments by cable operators to utilities for pole attachment rights when services other than cable services are delivered by cable systems.

  Under the terms of the FTC Consent Decree entered into in connection with the consummation of the TBS Transaction, Time Warner Cable is required to carry on a significant number of its cable systems a 24-hour per day news and information channel that is not owned, controlled by or affiliated with the Company.

  Copyright. Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations.

  State and Local Regulation. Because a cable television system uses local streets and rights-of-way, cable television systems are subject to local regulation, typically imposed through the franchising process, and certain states have also adopted cable television legislation and regulations. Cable franchises are nonexclusive, granted for fixed terms and usually terminable if the cable operator fails to comply with material provisions. No Time Warner Cable franchise has been terminated due to breach. Franchises usually call for the payment of fees (which are limited under the 1984 Cable Act to 5% of the system's gross revenues from cable service) to the granting authority. The terms and conditions of cable franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome.

  The 1992 Cable Act prohibits exclusive franchises and allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

  The 1996 Telecommunications Act provides that local franchising authorities may not condition the grant or renewal of a cable franchise on the provision of telecommunications service or facilities (other than institutional networks) and clarifies that the calculation of franchise fees is to be based solely on revenues derived from the provision of cable services, not revenues derived from telecommunications services.

  Renewal of Franchises. The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. The 1992 Cable Act makes several changes to the renewal process which could make it easier in some cases for a franchising authority to deny renewal.

  In the renewal process, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although the municipality must take into account the cost of meeting such requirements. Time Warner Cable may be required to make significant additional investments in its cable television systems as part of the franchise renewal process. Of the Company's franchises, as of January 1, 1997, 255 franchises serving approximately 634,000 subscribers expire during the period ending December 31, 1999. Although Time Warner Cable has been successful in the past in negotiating new franchise agreements, there can be no assurance as to the renewal of franchises in the future.

  The foregoing does not describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or Time Warner Cable can be predicted at this time.

COMPETITION

  Cable television systems face strong competition for viewer attention from a wide variety of established providers and new entrants, including broadcast television, DTH, MMDS, SMATV systems and telephone companies. Cable television systems also compete with these and other media for advertising dollars.

  DTH. The FCC has awarded conditional permits to several companies for orbital slots from which high-power Ku-Band DTH service can be provided. DTH services offer pre-packaged programming that can be received by relatively small and inexpensive receiving dishes. As of the end of 1996, satellite-delivered DTH services including Echostar, DirecTV, USSB and Primestar, a medium-powered DTH service partially owned by TWE, were reported to be serving approximately five million subscribers. In addition, News Corp. is scheduled to launch a DTH service later in 1997, and recently announced a plan to merge that service with Echostar's. If consummated, the combined venture would have greater satellite transponder, and hence channel, capacity than other DTH services. News Corp. has also announced that unlike other DTH services, the new venture will deliver some local broadcast stations in some areas. In addition to DTH, most cable programming is available to owners of larger, more expensive C-Band satellite dishes ("TVROs"), either directly from the programmers or through third-party packagers.

  MMDS/Wireless Cable. Wireless cable operators use microwave technology to distribute video programming. Wireless cable has grown rapidly, reportedly servicing 12 million subscribers nationwide as of September 1996. In recent years, the FCC has adopted rules to facilitate the use of greater numbers of channels by wireless cable operators.

  SMATV. Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as SMATV systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. Under the 1996 Telecommunications Act a SMATV system is not a cable system as long as it uses no public right-of-way. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered program services as offered by franchised cable television systems.

  Overbuilds. Under the 1992 Cable Act, franchising authorities are prohibited from unreasonably refusing to award additional franchises. There are an increasing number of overlapping cable systems operating in Time Warner Cable franchise areas. Municipalities themselves are authorized to operate cable systems without a franchise. No such municipally-owned systems are presently in operation in Time Warner Cable franchise areas, although several municipalities have indicated an interest in doing so.

  Telephone Companies. The 1996 Telecommunications Act eliminated the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DTH, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecommunications Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds available channel capacity, up to two-thirds of the channels on an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules.

  Other Competition. Cable television systems compete with other communications and entertainment media, including off-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videocassette recorders. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems.

EMPLOYEES

  At December 31, 1996, the Company employed a total of approximately 4,053 persons.

ITEM 2. PROPERTIES

  The following table sets forth certain information as of December 31, 1996, with respect to the Company's principal properties (over 25,000 square feet in area) that are used primarily for its cable operations or occupied for regional offices, all of which the Company considers adequate for its present needs and all of which were substantially used by the Company.

                                                         Approximate
                                                         Square Feet       Type of Ownership
Location                     Principal Use               Floor Space    Expiration Date of Lease
--------------------------  ----------------           ---------------  ------------------------
San Antonio, TX             Office space and           96,632 sq. ft.   Leased by the Company.
  3411 Magic Dr.            Warehouse                                   Lease expires 1998.

Philadelphia, PA            Office space               65,000 sq. ft.   Owned by the Company.
 1700 N. 49th St.

Portland, OR                Office space, Warehouse,   45,430 sq. ft.   Owned by the Company.
 3075 NE Sandy Blvd.         and Studio

San Antonio, TX             Office space               42,810 sq. ft.   Leased by the Company.
 84 N.E. Loop 410                                                       Lease expires 2005.

Foxboro, MA                 Office space               27,000 sq. ft.   Owned by the Company.
 85 E. Belcher Rd.          and Studio

Dearbourn, MI               Office space               25,400 sq. ft.   Leased by the Company.
 15200 Mercatile Dr.                                                    Lease expires 2001.

Minneapolis, MN             Office space               25,350 sq. ft.   Owned by the Company.
 801 Plymouth Ave North

Jackson, TN                 Office space               25,000 sq. ft.   Owned by the Company.
 2177 Christmasville Rd.    and Headend

Other:
 U.S. locations             Office, Studio,            325,723 sq. ft.  Owned by the Company.
                            Warehouse and Headend            407 acres


                                                       416,258 sq. ft. Leased by the Company.
                                                            200 acres
                                                    ------------------

Totals                                               1,094,603 sq. ft.
                                                           607 acres
                                                    ==================

ITEM 3. LEGAL PROCEEDINGS

  The Company from time to time is involved in litigation incidental to the conduct of its business. Pending legal proceedings are substantially limited to such litigation incidental to the Company's business and pending litigation with the City of New York relating to Time Warner's acquisition of Turner Broadcasting System, Inc ("TBS Transaction") as discussed below. In the opinion of management, the ultimate resolution of these matters will not involve the payments of amounts or have other results that would have a material effect on the financial condition of the Company.

  In October 1996, the New York City Franchise Concession and Review Committee (the "Committee") met to consider whether the consummation of the TBS Transaction constituted a 'change in control' within the meaning of Time Warner Cable's New York City franchise agreements. The Committee took no action on this matter at the meeting and has not considered the matter since then. The TBS Transaction was consummated on October 10, 1996. Effecting a change in control within the meaning of such franchise agreements without the City's consent could give the City various rights, which could include the right to terminate Paragon Communication's ("Paragon") Upper Manhattan franchise agreement. Paragon is a significant investee of the Company. The Company does not believe there has been a change in control.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND OTHER RELATED
            SHAREHOLDER MATTERS

  There is no established trading market for the Company's common stock.

  Time Warner is the sole shareholder of the Company's common stock. The Company made a distribution of assets to a former shareholder and a pro rata cash distribution to minority shareholders in January 1996 (see Note 2 of Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

OVERVIEW

  Operating results for the Company in 1996 and 1995 are as follows (in millions):

                                          Years Ended December 31,
                                       ------------------------------
                                                       1995
                                               ----------------------
                                        1996   Proforma   Historical
                                       ------  ---------  -----------
     Revenues........................  $ 910      $ 857        $ 429
     EBITDA..........................    423        400          141
     Depreciation and amortization...    355        380          142
     Operating income (loss).........     68         20           (1)
     Loss before extraordinary item..    (68)      (177)        (125)
     Net loss                            (78)      (177)        (125)

  The 1996 operating results increased principally as a result of the Gerry Acquisition and the TWI Cable Reorganization (collectively, the "TWI Cable Transactions") and are not comparative to the prior year. In order to enhance comparability, the following discussion of results of operations is supplemented by pro forma information that gives effect to the TWI Cable Transactions as if these transactions occurred as of January 1, 1995. The pro forma results are presented for informational purposes only and are not necessarily indicative of the operating results that would have occurred had the transactions actually occurred on January 1, 1995, nor are they necessarily indicative of future operating results. No pro forma financial information has been presented for the Company for the year ended December 31, 1996 because all such transactions are already reflected in the historical financial statements of the Company.

  As discussed more fully below, the improvement in net loss in 1996 as compared to pro forma results in 1995 principally resulted from (i) a $34 million increase in income tax benefits primarily relating to the utilization of tax carryovers, (ii) an increase in operating income and (iii) the absence of a non-recurring charge recognized in 1995; (iv) offset in part by a $10 million extraordinary loss on the retirement of debt recognized in 1996. On a historical basis, such operating trends were somewhat offset by increased significant noncash amortization expense and increased interest expense relating to the TWI Cable Transactions. Additionally, the Company benefitted, on a historical basis, from increased investment income generated by the TWI Cable Transactions.

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

REVENUES

  On a historical basis, 1996 revenues increased as a result of the TWI Cable Transactions. In comparison to 1995 pro forma revenues, 1996 revenues benefited from an increase in basic cable subscribers, an increase in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission (the "FCC") and an increase in pay-per-view and advertising revenues.

OPERATING INCOME

  On a historical basis, operating income increased primarily due to a reduction in corporate expenses realized in connection with the closing of the Company's corporate and regional facilities and the subsequent termination of related personnel as a direct result of the integration of the operations of the Company into Time Warner's existing operating structure and the absence of a non-recurring expense of $63 million recognized in 1995 relating to long-term stock and deferred compensation expenses incurred in connection with the CVI Merger, partially offset by operating losses relating to the TWI Cable Transactions. The operating losses associated with the TWI Cable Transactions are principally due to significant noncash amortization expense relating to Time Warner's acquisitions of KBLCOM and Summit, which more than offset the positive EBITDA contribution of such entities. On a pro forma basis, operating income increased as a result of the revenue growth and a decrease in depreciation and amortization expense due primarily to intangible assets which became fully amortized in 1995, which was only partially offset by increased depreciation expense resulting from 1996 capital expenditures.

INTEREST AND OTHER, NET

  On a historical basis, interest and other, net, increased to $209 million in 1996, compared to $105 million in 1995. Interest expense increased to $267 million in 1996 from $123 million in 1995, primarily due to the assumption or incurrence of approximately $1.8 billion of debt relating to the TWI Cable Transactions. This increase was partially offset by lower overall interest rates accomplished through the CVI Debt Refinancing (see Note 4). Other income, net, increased to $58 million in 1996 from $18 million in 1995, primarily due to increased equity income relating to the Company's interest in Paragon Communications, acquired in connection with the TWI Cable Reorganization. On a pro forma basis, interest and other, net was $209 million in 1996 as compared to $210 in 1995.

NON-RECURRING CHARGE

  A charge for $25.7 million was recorded in December 1995 to reduce the carrying value of certain assets to their net realizable values. The assets were distributed to a former shareholder in January 1996.

INCOME TAX BENEFIT

  The relationship between the Company's loss before income taxes and income tax benefit is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. The 1996 income tax benefit significantly increased principally resulting from the utilization of tax carryovers as included in the consolidated federal tax return of Time Warner, Inc.

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT

  An extraordinary loss on retirement of debt totaling $9.7 million (net of applicable tax benefit) was recorded during the first quarter of 1996. This extraordinary loss reflects redemption premiums incurred as a result of the CVI Debt Refinancing (see Note 4).

ITEM 8.

                                 TWI CABLE INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND OTHER FINANCIAL INFORMATION


                                                  Page
                                                  ----

Reports of Independent Auditors.................    16

Consolidated Financial Statements:
   Balance Sheet................................    18
   Statement of Operations......................    19
   Statement of Cash Flows......................    20
   Statement of Shareholder's Equity (Deficit)..    21
   Notes to Consolidated Financial Statements...    22


REPORT OF INDEPENDENT AUDITORS



To the Board of Directors of
TWI Cable Inc:


We have audited the accompanying consolidated balance sheet of TWI Cable Inc. and subsidiaries ("TWI Cable") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholder's equity (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TWI Cable at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP


New York, New York
February 11, 1997

REPORT OF INDEPENDENT AUDITORS



To the Board of Directors of
Cablevision Industries Corporation:


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 1994, of Cablevision Industries Corporation (a Delaware corporation). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Cablevision Industries Corporation and subsidiaries' operations and cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP


Stamford, CT
March 1, 1995

                                 TWI CABLE INC.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            1996        1995
                                                         ----------   ----------
ASSETS
CURRENT ASSETS
Cash and equivalents..............................      $  114,546   $    7,649
Receivables, less allowances of $4.7 million and
 $1.2 million.....................................          42,493       23,227
Interest due from Time Warner.....................           2,594           --
Prepaid  expenses.................................           4,773        3,780
                                                        ----------   ----------
Total current assets..............................         164,406       34,656

Income tax refunds due from Time Warner...........          65,357           --
Investments and loans, including $24 million due
 from Time Warner at December 31, 1996............         999,093       23,507
Property, plant and equipment, net................         821,665      367,470
Cable television franchises, net..................       2,311,780      285,860
Goodwill and other intangibles, net...............         980,913      248,546
Other assets......................................          13,176           --
                                                        ----------   ----------

Total assets                                            $5,356,390   $  960,039
                                                        ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable..................................      $   49,571   $   12,599
Accrued programming expense.......................          21,307       16,846
Accrued interest expense..........................          71,787       26,376
Accrued franchise fees............................          17,693        8,479
Subscriber advance payments and deposits..........          18,532       14,842
Liability under employment arrangements...........              --       93,185
Other current liabilities.........................          56,874       16,399
                                                        ----------   ----------
Total current liabilities.........................         235,764      188,726

Long-term debt, including $260 million due to
 Time Warner at December 31, 1996.................       3,429,670    1,481,406
Deferred income taxes.............................       1,060,763       17,732
Other liabilities.................................          17,899           --

SHAREHOLDER'S EQUITY (DEFICIT)
Common stock, no par value, 200 shares
 authorized, 100 shares issued
 and outstanding at December 31, 1996;
 $.01 par value, 10,000,000  shares authorized,
 issued and outstanding at December 31, 1995......              --          100
Paid-in capital...................................       1,509,081       32,565
Accumulated deficit...............................        (896,787)    (760,490)
                                                        ----------   ----------
Total shareholder's equity (deficit)..............         612,294    (727,825)
                                                        ----------   ----------

Total liabilities and shareholder's
 equity (deficit).................................      $5,356,390   $  960,039
                                                        ==========   ==========

See accompanying notes.

                                 TWI CABLE INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                                  (THOUSANDS)

                                                             1996        1995        1994
                                                          ----------  ----------  ----------
Revenues................................................  $ 910,288   $ 428,853   $ 408,305

Costs and expenses:
 Operating and programming (a)..........................    330,518     138,283     128,851
 Selling, general and administrative (a)................    156,090      87,437      89,935
 Depreciation and amortization..........................    355,289     141,500     141,334
 Long-term stock and deferred compensation..............         --      62,504       4,000
                                                          ---------   ---------   ---------
  Total costs and expenses..............................    841,897     429,724     364,120
                                                          ---------   ---------   ---------

Operating income (loss).................................     68,391        (871)     44,185

Interest and other, net (b) (c).........................   (209,207)   (104,710)   (119,978)
Non-recurring charge....................................         --     (25,749)         --
                                                          ---------   ---------   ---------

Loss before income tax benefit..........................   (140,816)   (131,330)    (75,793)

Income tax benefit......................................     72,629       6,218       3,167
                                                          ---------   ---------   ---------

Loss before extraordinary item..........................    (68,187)   (125,112)    (72,626)

Extraordinary loss on retirement of debt
 (less applicable income tax benefit of $6,493).........     (9,658)         --          --
                                                          ---------   ---------   ---------

Net loss................................................  $ (77,845)  $(125,112)  $ (72,626)
                                                          =========   =========   =========


(a) Includes expenses resulting from
      transactions with affiliates (Note 7).............  $  98,198   $      --   $      --
                                                          =========   =========   =========

(b) Includes interest expense with affiliates (Note 7)..  $  52,640   $      --   $      --
                                                          =========   =========   =========

(c) Includes interest income with affiliates (Note 7)...  $   1,562   $      --   $      --
                                                          =========   =========   =========



See accompanying notes.

                                 TWI CABLE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                  (THOUSANDS)

                                                                1996          1995           1994
                                                            -------------  -----------  --------------
OPERATIONS:
Net loss.............................................       $   (77,845)   $(125,112)      $ (72,626)
Adjustments for noncash  and nonoperating items:
Extraordinary loss on  retirement of debt............             9,658           --              --
Depreciation and  amortization.......................           355,289      141,500         141,334
Amortization of financing costs......................             6,537           --              --
Equity in (income) loss of investees.................           (47,463)       1,580           1,744
Deferred income tax benefit..........................           (29,767)      (6,926)         (3,782)
Employment arrangements..............................                --       73,659           4,000
Non-recurring charge.................................                --       25,749              --
Realized gain on sale of marketable securities.......                --      (20,133)             --
Changes in operating assets and liabilities, net of
 effect of acquisitions:
 Receivables.........................................            (8,019)      (1,240)           (100)
 Income tax refunds due from Time Warner.............           (58,553)          --              --
 Accounts payable and other current liabilities......            21,485      (20,652)          6,168
 Liability under employment arrangements.............           (93,185)      (8,366)         (3,108)
 Other balance sheet changes.........................            14,564         (134)           (607)
                                                            -----------    ---------       ---------
Cash provided by operations..........................            92,701       59,925          73,023
                                                            -----------    ---------       ---------

INVESTING ACTIVITIES:
Capital expenditures.................................          (213,532)     (67,846)        (68,324)
Investments and acquisitions, net of cash acquired...          (192,712)     (20,591)        (24,057)
Cash acquired in TWI Cable Reorganization............           109,318           --              --
Acquisition of minority interest.....................                --      (21,422)             --
Investment proceeds..................................                --       47,758           2,113
                                                            -----------    ---------       ---------

Cash used by investing activities....................          (296,926)     (62,101)        (90,268)
                                                            -----------    ---------       ---------

FINANCING ACTIVITIES:
Borrowings...........................................         3,886,275      198,160         360,981
Debt repayments......................................        (3,574,389)    (191,209)       (339,493)
Distributions........................................              (764)          --              --
Redemption of cumulative redeemable preferred stock,
 including dividends.................................                --         (876)             --
Other, principally financing costs...................                --           52          (2,585)
                                                            -----------    ---------       ---------
Cash provided by financing activities................           311,122        6,127          18,903
                                                            -----------    ---------       ---------

INCREASE IN CASH AND EQUIVALENTS.....................           106,897        3,951           1,658

CASH AND EQUIVALENTS AT BEGINNING OF YEAR............             7,649        3,698           2,040
                                                            -----------    ---------       ---------
CASH AND EQUIVALENTS AT END OF YEAR..................       $   114,546    $   7,649       $   3,698
                                                            ===========    =========       =========

Supplemental disclosures of cash flow information:
 Interest paid.......................................       $   204,161    $ 129,811       $ 119,472
                                                            ===========    =========       =========
 Income taxes paid...................................       $     7,056    $     708       $     615
                                                            ===========    =========       =========

See accompanying notes.

                                 TWI CABLE INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT)
                                  (THOUSANDS)


                                              CUMULATIVE
                                              REDEEMABLE
                                               PREFERRED   COMMON     PAID-IN    ACCUMULATED
                                                 STOCK      STOCK     CAPITAL      DEFICIT       TOTAL
                                              -----------  -------  -----------  ------------  ----------

BALANCE AT DECEMBER 31, 1993................       $ 431    $ 100   $   32,958     $(562,752)  $(529,263)

Net loss....................................          --       --           --       (72,626)    (72,626)

Cumulative effect of change in
  accounting principle......................          --       --           --        21,505      21,505

Change in unrealized appreciation of
  investments...............................          --       --           --        (3,237)     (3,237)
                                              ----------   ------   ----------     ---------   ---------

BALANCE AT DECEMBER 31, 1994................         431      100       32,958      (617,110)   (583,621)

Net loss....................................          --       --           --      (125,112)   (125,112)

Decrease in unrealized appreciation of
  investments...............................          --       --           --       (18,268)    (18,268)

Redemption of cumulative redeemable
  preferred stock...........................        (431)      --         (445)           --        (876)

Contribution by majority shareholder........          --       --           52            --          52
                                              ----------   ------   ----------     ---------   ---------

BALANCE AT DECEMBER 31, 1995................          --      100       32,565      (760,490)   (727,825)

Net loss....................................          --       --           --       (77,845)    (77,845)

Distributions...............................          --       --           --       (31,179)    (31,179)

Change in capital structure resulting from
  merger with Time Warner...................          --     (100)         100            --          --

Capital contribution resulting from
  Gerry Acquisition.........................          --       --       93,140            --      93,140

Capital contribution resulting from TWI
  Cable Reorganization
     Summit.................................          --       --      350,026         8,413     358,439
     KBLCOM.................................          --       --    1,033,250       (35,686)    997,564
                                              ----------   ------   ----------     ---------   ---------

BALANCE AT DECEMBER 31, 1996................       $  --    $  --   $1,509,081     $(896,787)  $ 612,294
                                              ==========   ======   ==========     =========   =========

See accompanying notes.

                                 TWI CABLE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

  TWI Cable Inc. and subsidiaries (the "Company", formerly known as Cablevision Industries Corporation and Subsidiaries ("CVI")) is a wholly owned subsidiary of Time Warner Companies, Inc. ("Time Warner", formerly named Time Warner Inc.). The Company owns and operates cable television systems located throughout the United States. At December 31, 1996, the Company owned cable television systems serving approximately 2.3 million basic subscribers.

  On October 1, 1996, Time Warner completed a reorganization amongst certain of its wholly owned cable subsidiaries (the "TWI Cable Reorganization") whereby (a) Time Warner contributed to the Company all of the capital stock of each of (i) TW/KBLCOM Inc. ("KBLCOM", formerly TWI Cable Inc.), a wholly owned subsidiary of Time Warner owning and operating the net assets acquired in Time Warner's 1995 acquisition of KBLCOM Incorporated and (ii) Summit Communications Group, Inc. ("Summit", which was acquired by Time Warner in 1995) and (b) CVI was renamed TWI Cable Inc. In connection with this reorganization, the Company assumed (a) approximately $1.5 billion of KBLCOM's indebtedness under a five-year revolving credit agreement (the "1995 Credit Agreement") which was assumed in cancellation of the Company's $1.5 billion note payable to KBLCOM and (b) $1.3 billion of indebtedness due to Time Warner. References herein to the "Company" refer to CVI prior to October 1, 1996 and TWI Cable Inc. thereafter.

BASIS OF PRESENTATION

  The TWI Cable Reorganization was accounted for in the accompanying consolidated financial statements as a merger of entities under common control, similar to the pooling-of-interests method of accounting for business combinations. Accordingly, the 1996 consolidated financial statements of the Company reflect the TWI Cable Reorganization effective as of January 1, 1996. The 1995 and 1994 consolidated financial statements reflect only the historical financial position, results of operations and cash flows of CVI.

  The 1996 financial statements reflect the merger of the Company with a wholly owned subsidiary of Time Warner (the "CVI Merger") and the acquisition of the Gerry Companies, as more fully discussed in Note 2. The CVI Merger did not result in the "push down" of Time Warner's accounting basis due to the Company's public debt which remains outstanding (Note 4). Therefore, the Company's accounting basis of net assets did not change as a result of the CVI Merger.

  Certain reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation.

                                 TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

BASIS OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENTS

  The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of the Company and all entities in which the Company has a controlling voting interest ("subsidiaries"), as if the Company and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions with Time Warner and its affiliates are disclosed as related party transactions.

  Investments in companies in which the Company has significant influence, but less than a controlling voting interest are accounted for using the equity method. Under the equity method, only investments in and amounts due from equity investees are included in the consolidated balance sheet, only the Company's share of the investees' earnings is included in the consolidated operating results and only the dividends, cash distributions, loans or other cash received from the investee, less any additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated cash flows. Amortization of the acquisition cost in excess of the fair market value of equity method investments is included in amortization.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

REVENUES AND COSTS

  Subscriber fees are recorded as revenue in the period related services are provided and advertising revenues are recognized in the period related advertisements are exhibited. Rights to exhibit programming are purchased from various cable networks. The costs of such rights are generally expensed as the related services are made available to subscribers.

ADVERTISING

  Advertising costs are expensed upon the first exhibition of related advertisements. Advertising expense amounted to $13,869, $7,975 and $9,439 for 1996, 1995 and 1994, respectively.

CASH AND EQUIVALENTS

  Cash equivalents consist of money market funds, overnight investments and other investments that are readily convertible into cash and have maturities of three months or less when purchased.

                                 TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are stated at cost. Additions to property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided on the straight-line method over estimated useful lives as follows:

            Buildings and improvements.................  5-20 years
            Cable television equipment.................  5-15 years
            Furniture, fixtures and other equipment....  3-10 years

Property, plant and equipment consist of:

                                                                December 31,
                                                     ----------------------------------
                                                         1996                   1995
                                                     -----------             ----------
                                                                (thousands)
          Land and buildings.......................    $   47,247             $  36,050
          Cable television equipment...............     1,365,945               757,413
          Furniture, fixtures and other equipment..       141,140                59,377
          Construction in progress.................        74,039                12,694
                                                       ----------             ---------
                                                        1,628,371               865,534
          Less accumulated depreciation............      (806,706)             (498,064)
                                                       ----------             ---------

          Total....................................    $  821,665             $ 367,470
                                                       ==========             =========

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

INTANGIBLE ASSETS

  The Company amortizes goodwill over periods up to forty years using the straight-line method. Cable television franchises and other intangible assets are amortized over periods up to twenty years using the straight-line method. In 1996, 1995 and 1994, amortization of goodwill amounted to $35.9 million, $11.0 million and $11.0 million, respectively; amortization of cable television franchises amounted to $151.9 million, $35.7 million and $35.7 million, respectively; and amortization of other intangible assets amounted to $12.7 million, $16.3 million and $16.3 million, respectively. Accumulated amortization of intangible assets at December 31, 1996 and 1995 amounted to $665.6 million and $361.4 million, respectively.

  The Company separately reviews the carrying value of acquired intangible assets for each acquired entity on a quarterly basis to determine whether an impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. Upon a determination that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such intangible assets would be considered impaired and would be reduced by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in estimated discounted future cash flows of the acquired business to recover the carrying value related to the intangible assets.

                                 TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INCOME TAXES

  Income taxes are provided using the liability method prescribed by FASB Statement No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates.

  Under a tax-sharing agreement between the Company and Time Warner, the Company will pay to (receive from) Time Warner amounts equal to the total current domestic income tax provision (benefit) provided by the Company.

2. MERGERS AND ACQUISITIONS

  On January 4, 1996, the Company merged with a wholly owned subsidiary of Time Warner and became a direct, wholly owned subsidiary of Time Warner. Concurrent with the CVI Merger, Cablevision Management Corporation of Philadelphia ("CMP") merged with a wholly owned subsidiary of Time Warner and became a direct, wholly owned subsidiary of Time Warner (the "CMP Merger"). Thereafter, Time Warner contributed the capital stock of CMP to the Company. Immediately following the CVI Merger, (a) Cablevision Industries of Middle Florida, Inc. ("CIMF") merged into the Company (the "CIMF Merger") and (b) the Company and certain of its subsidiaries purchased the entire equity interests or all of the assets (collectively, the "Gerry Purchase") of each of Cablevision Industries of Tennessee L.P. ("CITLP"), Cablevision Industries Limited Partnership ("CILP"), Cablevision Industries of Saratoga Associates ("CISA"), Cablevision of Fairhaven/Acushnet ("CFA") and Cablevision Industries of Florida, Inc. ("CIF") and, together with CMP, CIMF, CITLP, CILP, CISA and CFA, the "Gerry Companies." The CMP Merger, the CIMF Merger and the Gerry Purchase are referred to herein as the "Gerry Acquisition." The CVI Merger and the Gerry Acquisition are referred to herein as the "Time Warner Transactions."

  As a result of the Gerry Acquisition, the Company acquired cable television systems serving approximately 247,000 subscribers in exchange for 2,467,294 shares of Time Warner common stock and the assumption or incurrence of approximately $431 million of debt. The Company has accounted for the Gerry Acquisition under the purchase method of accounting for business combinations and has, accordingly, allocated the total acquisition cost of $304 million to the underlying net assets in proportion to their respective fair values as follows: cable television franchises - $459 million; goodwill - $33 million; other current and noncurrent assets - $103 million; long-term debt-$220 million; deferred income taxes -$33 million; and other current liabilities - $38 million.

  On October 1, 1996, the TWI Cable Reorganization occurred (as more fully described in Note 1), whereby Time Warner contributed the capital stock of KBLCOM and Summit into the Company. In 1995 Time Warner acquired KBLCOM and Summit on July 6 and May 2, respectively, by issuing an aggregate 2.6 million shares of common stock and 14.3 million shares of two new series of convertible preferred stock. KBLCOM owns cable television systems serving approximately 719,000 subscribers, in addition to a 50% interest in Paragon Communications which serves an additional 998,000 subscribers. Summit owns cable television systems serving approximately 184,000 subscribers.

                                 TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Time Warner's acquisitions of KBLCOM and Summit were accounted for by the purchase method of accounting for business combinations. Accordingly, Time Warner's aggregate cost to acquire KBLCOM and Summit of approximately $1.384 billion was allocated to the net assets acquired in proportion to their respective fair values as follows: investments-$950 million; cable television franchises-$1.738 billion; goodwill-$732 million; other current and noncurrent assets-$433 million; long-term debt-$1.353 billion; deferred income tax liabilities-$1.061 billion; and other liabilities-$55 million.

  The accompanying consolidated statement of operations includes the operating results of the Gerry Companies from the closing date of the Gerry Acquisition and the operating results of Summit and KBLCOM from January 1, 1996. On a pro forma basis, giving effect to the TWI Cable Reorganization and the Time Warner Transactions as if these transactions had occurred at January 1, 1995, the Company would have reported the following approximate amounts for the year ended December 31, 1995: revenues of $857 million, operating income of $20 million, interest expense of $264 million, depreciation and amortization of $380 million and loss before extraordinary item of $177 million. For the nine months ended September 30, 1996, KBLCOM and Summit had revenues of $226 million and $54 million, respectively, and net (loss) income of $(51) million and $2 million, respectively.

3. INVESTMENTS AND LOANS

  The Company's investments and loans consist of:

                                                    December 31,
                                           -----------------------------
                                              1996               1995
                                           -----------       -----------
                                                     (thousands)
   Investment in Paragon Communications..    $957,185          $   --
   Loan to Time Warner...................      24,000              --
   Loans to CVI affiliates, net..........          --            4,439
   Other investments and loans...........      17,908           19,068
                                             --------          -------
   Total.................................    $999,093          $23,507
                                             ========          =======

  As a result of the TWI Cable Reorganization, the Company acquired a 50% investment in Paragon Communications ("Paragon"), which is accounted for using the equity method. The Company's allocable share of Paragon's income is reflected in interest and other, net in the consolidated statement of operations. At December 31, 1996, the Company's investment in Paragon exceeded its pro rata share of the underlying net assets of Paragon by $591.7 million as a result of the allocation of Time Warner's cost to acquire KBLCOM (Note 2). The excess is being amortized using the straight-line method over 20 years. Summarized financial information as reported by Paragon for the year ended December 31, 1996, is set forth below (in thousands):

     Revenues............................  $404,102
     Operating income....................    93,277
     Net income..........................   130,892
     Current assets......................   155,581
     Total assets........................   809,014
     Current liabilities.................    70,158
     Total liabilities...................    78,016


                                 TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Prior to the Time Warner Transactions, other investments and loans included the deferral of accrued management fees, accrued interest on loans to affiliates and other advances to affiliates, as well as investments in unrelated cable programming entities. All loans to CVI affiliates were repaid on January 3, 1996 in connection with the Time Warner Transactions. At December 31, 1996, other investments and loans were comprised of investments in other cable television, telephony and programming entities. During the first quarter of 1995, the Company realized a gain resulting from the sale of marketable securities of $20.1 million. Such gain is included in interest and other net in 1995.

4. LONG-TERM DEBT

  The Company's long-term debt consists of:

                                                  December 31,
                                             -----------------------
                                                1996        1995
                                             ----------  -----------
                                                  (thousands)

1995 Credit Agreement (6.5% and 6.8%)......  $2,530,000  $       --
Time Warner demand loan (6.41%)............     259,670          --
10.75% senior notes due January 30, 2002...     300,000     300,000
10.5% senior debentures April 15, 2005.....     140,000          --
9.25% senior debentures due April 1, 2008..     200,000     200,000
Line of credit (8.5%)......................          --       3,000
9.86% senior notes.........................          --      66,000
10.36% senior notes........................          --     100,000
Bank credit facilities.....................          --     798,348
7.53% secured note.........................          --      14,058
                                             ----------  ----------
Total......................................  $3,429,670  $1,481,406
                                             ==========  ==========

  On January 31, 1997, the Company borrowed $335 million under the 1995 Credit Agreement and used the proceeds to redeem all of the outstanding 10.75% senior notes due January 30, 2002 (the "Senior Notes"), including redemption premiums and accrued interest. In connection with this transaction, the Company realized an extraordinary loss, net of applicable tax benefit, of approximately $12.6 million on the early extinguishment of debt.

  In connection with the consummation of the Time Warner Transactions in January 1996, the Company borrowed $1.5 billion from KBLCOM under the 1995 Credit Agreement. The Company used approximately $1.2 billion of such proceeds to repay or redeem all of its outstanding indebtedness with the exception of the 9.25% senior debentures ("Senior Debentures") and the Senior Notes, including $220 million of indebtedness that was assumed in the Gerry Acquisition, plus redemption premiums thereon of $16 million (the "CVI Debt Refinancing"). In connection with the CVI Debt Refinancing, the Company realized an extraordinary loss, net of applicable tax benefit, of approximately $9.7 million on the early extinguishment of debt. In addition to the CVI Debt Refinancing, $211 million was used to consummate the Gerry Acquisition and $62 million was used to pay for one-time costs related to the CVI Merger and transaction costs related to the Gerry Acquisition (Note 6).

                                 TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Upon consummation of the TWI Cable Reorganization in October 1996, the Company assumed KBLCOM's $1.3 billion demand loan payable to Time Warner and all of KBLCOM's obligations under the 1995 Credit Agreement, resulting in the cancellation of its $1.5 billion note payable to KBLCOM. In November 1996, the Company made a principal payment of $1.0 billion on the Time Warner demand loan. Prior to the TWI Cable Reorganization, the Company had guaranteed the obligations of KBLCOM under the 1995 Credit Agreement. The 1995 Credit Agreement permits aggregate borrowings by the Company of $4.0 billion, subject to certain limitations and adjustments, which will be used to fund ongoing working capital, capital expenditures and other corporate needs of the Company and its subsidiaries. Borrowings under the 1995 Credit Agreement bear interest at rates generally equal to LIBOR plus an initial margin of 87.5 basis points, which margin will vary based on the credit rating or financial leverage of the company.

  The indenture agreement for the Senior Debentures stipulates, among other things, limitations on dividends and other distributions, transactions, with affiliates, liens, merger or sales of assets and has cross-default provisions related to other debt of the Company. The 10.5% senior debentures contain certain restricted covenants, including limitations on additional borrowings, mergers, acquisitions and restricted payments. At December 31, 1996, $10.5 million was available for such restricted payments.

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

  Based on the prevailing interest rates at December 31, 1996, the fair value of the Company's fixed-rate debt exceeded its carrying value by $52.7 million. Based on the prevailing interest rates at December 31, 1995, the fair value of the Company's fixed-rate debt exceeded its carrying value by $59 million and it would have cost $3 million to terminate its interest rate swap contracts which, on a combined basis, was the equivalent of an unrealized loss of $62 million. Unrealized gains or losses on debt or the interest rate swap contracts are not recognized for financial reporting purposes unless the debt is retired or the contracts are terminated prior to their maturity.

  Interest expense totaled $267 million, $123 million and $118 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  Annual repayments of long-term debt for the five years subsequent to December 31, 1996 consist of $2.53 billion due in 2000.

5. EMPLOYEE BENEFIT PLANS

  Following the CVI Merger, the Company began participation in the Time Warner Cable Pension Plan (the "Pension Plan"), a non-contributory defined benefit pension plan, and the Time Warner Cable Employee Savings Plan (the "Savings Plan") which are administered by a committee appointed by the Board of Representatives of Time Warner Entertainment Company, L.P. ("TWE"), an affiliate of Time Warner, and cover substantially all employees. Employee benefit plans for Summit and KBLCOM were frozen effective with their respective acquisition by Time Warner and plan assets were merged with the Company's benefit plan assets.

                                 TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Benefits under the Pension Plan are determined based on formulas which reflect an employee's years of service and compensation levels during the employment period. Pension expense for the year ended December 31, 1996 totaled $4.6 million.

  The Company's contributions to the Savings Plan are limited to 6.67% of an employee's eligible compensation during the plan year. The Board of Representatives of TWE has the right in any year to set the maximum amount of the Company's contribution. Defined contribution plan expense for the year ended December 31, 1996 totaled $2.7 million.

  The Company has no material obligations for other post retirement benefits.

  Prior to the CVI Merger, substantially all employees were eligible to participate in a profit sharing plan or a defined contribution plan. The profit sharing plan provided that the Company may contribute, at the discretion of its board of directors, an amount up to 15% of compensation for all eligible participants out of its accumulated earnings and profits, as defined. Profit sharing expense amounted to approximately $1.2 million and $1.7 million for the years ended December 31, 1995 and 1994, respectively.

  The defined contribution plan contained a qualified cash or deferred arrangement pursuant to Internal Revenue Code Section 401(k). This plan provided that eligible employees may contribute from 2% to 10% of their compensation to the plan. The Company matched contributions up to 4% of the employees' compensation. The expense for this plan amounted to approximately $437,000 and $466,000 for the years ended December 31, 1995 and 1994, respectively.

6.  EMPLOYMENT ARRANGEMENTS

  In anticipation of the CVI Merger, the Company entered into retention agreements (the "Agreements") with certain executive officers and key employees (collectively "Executives") during 1995, whereby the Company agreed to make retention payments to the Executives. The Agreements superseded any prior agreements between the Company and the Executives relating to the payment of deferred compensation or other forms of additional compensation payable in the form of cash or equity interest in the Company. The Company also adopted a Severance Pay Plan (the "Severance Plan") whereby eligible employees received a payment based upon a specified formula. The Company accrued a $93 million liability for the Agreements and Severance Plans at December 31,1995. Such amounts were paid in full by the Company in 1996.

7.  RELATED PARTIES

  In the normal course of conducting business, the Company had various transactions with Time Warner and its affiliates, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations.

  Included in the Company's 1996 operating expenses are charges for programming and promotional services provided by Home Box Office, Turner Broadcasting System, Inc. and other affiliates of Time Warner. These charges are based on customary rates and are in the ordinary course of business. For the year ended December 31, 1996, these charges totaled $67.0 million. Accrued related party expenses for these programming and promotional services are included in other current liabilities and amounted to $7.7 million for the year ended December 31, 1996.

                                 TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  In addition, the Company has entered into a management service arrangement with TWE, pursuant to which TWE is responsible for the management and operation of a majority of the Company's cable systems. The management fees paid to TWE by the Company are based on an allocation of the corporate expenses of TWE's cable division in proportion to the respective number of subscribers of all cable systems managed by TWE's cable division. For the year ended December 31, 1996 these fees totaled $31.2 million.

  Prior to the Time Warner Transactions, the Company earned management fees for services provided to cable television systems owned or controlled by the majority stockholder of the Company and to a cable television system owned by a joint venture between the Company and Kohlberg, Kravis, Roberts & Co. These management fees were included in revenues and amounted to approximately $5.6 million and $5.4 million for the years ended December 31, 1995 and 1994, respectively. After the Time Warner Transactions were consummated, all such management fee arrangements were terminated.

  Interest expense on the demand loan payable to Time Warner (Note 4) for the year ended December 31, 1996, totaled $52.6 million. Effective with the TWI Cable Reorganization, the Company assumed a $24.0 million loan receivable from Time Warner. Interest income on the loan for the year ended December 31, 1996 totaled $1.6 million.

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

8. TAXES

  Effective January 4, 1996 the Company is included in the consolidated federal income tax return of Time Warner Companies, Inc. The components of the provision (benefit) for income taxes are as follows:

                                          Year Ended December 31,
                                   ------------------------------------
                                     1996          1995          1994
                                   ---------    ----------     --------
                                               (thousands)
  Federal:
   Current.....................    $(43,123)     $   152        $    --
   Deferred....................     (30,622)        (322)        (1,253)
  State:
   Current.....................         261           556           615
   Deferred....................         855        (6,604)       (2,529)
                                   --------      --------        -------
     Total.....................    $(72,629)     $ (6,218)      $(3,167)
                                   ========      ========        =======

                                 TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  The differences between income tax benefit expected at the U.S. federal statutory income tax rate and total income tax benefit are set forth below:

                                              Year Ended December 31,
                                          -------------------------------
                                            1996       1995       1994
                                          ---------  ---------  ---------
                                                    (thousands)
  Expected statutory tax benefit........  $(49,282)  $(45,965)  $(26,527)
  State and local taxes, net............       726     (3,931)    (1,244)
  Nondeductible goodwill amortization...    12,579      3,555      3,555
  Alternative minimum tax...............        --        146     (1,185)
  Decrease in valuation allowance.......   (12,669)        --         --
  (Utilized) unutilized tax carryovers..   (24,219)    39,880     22,189
  Other.................................       236         97         45
                                          --------   --------   --------
  Total.................................  $(72,629)  $ (6,218)  $ (3,167)
                                          ========   ========   ========

  Significant components of the Company's deferred tax liabilities are as follows:

                                              December 31,
                                        -------------------------
                                            1996         1995
                                        ------------  -----------
                                               (thousands)
  Amortization........................  $  (987,436)    $(94,849)
  Depreciation........................     (114,813)     (56,656)
  Employment arrangements.............           --       35,754
  Equity in income of joint ventures..      (78,595)          --
  Other temporary differences.........        9,672       15,346
  Net operating loss carryover........      166,707      179,209
  Tax credit carryover................       14,898        3,211
  Valuation allowance.................      (71,196)     (99,747)
                                        -----------     --------
  Total deferred tax liabilities......  $(1,060,763)    $(17,732)
                                        ===========     ========


  Valuation allowances have been established at December 31, 1996, 1995 and 1994 for deferred tax assets related to alternative minimum tax credits, unutilized net operating loss carryforwards and investment tax credit carryforwards.

  U.S. federal tax carryforwards, subject to Internal Revenue Service ("IRS") review, at December 31, 1996, consists of $462 million of net operating losses, which expire in 1997 through 2010 if not utilized, $7.8 million of investment tax credits and $7.1 million of alternative minimum tax credits. A portion of the net operating losses are restricted during the carryforward period due to the consolidated loss limitation rules and limitations imposed by the IRC
Section 382. For financial reporting purposes, a valuation allowance of $71.2 million has been recognized to offset the deferred tax assets related to the Company's tax carryforwards.

                                 TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  COMMITMENTS AND CONTINGENCIES

  Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $4.9 million, $1.2 million and $1.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum annual rental payments under noncancellable leases are as follows (in thousands):

                    1997.................  $3,703
                    1998.................   3,010
                    1999.................   2,487
                    2000.................   2,146
                    2001.................   1,944
                    2002 and thereafter..   4,606

  In addition, the Company rents utility poles in its operations generally under short-term arrangements, which the Company expects to recur. Total rental expense for utility poles was approximately $9.3 million, $5.0 million and $4.8 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  Pending legal proceedings are substantially limited to litigation incidental to the business of the Company and pending litigation with the City of New York relating to Time Warner's acquisition of TBS ("TBS Transaction") as discussed below. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's financial statements.

  In October 1996, the New York City Franchise Concession and Review Committee (the "Committee") met to consider whether the consummation of the TBS Transaction constituted a 'change in control' within the meaning of Time Warner Cable's New York City franchise agreements. The Committee took no action on this matter at the meeting and has not considered the matter since then. The TBS Transaction was consummated on October 10, 1996. Effecting a change in control within the meaning of such franchise agreements without the City's consent could give the City various rights, which could include the right to terminate Paragon's Upper Manhattan franchise agreement. The Company does not believe there has been a change in control.

  In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's ("TWC") long term strategic plan, TWC has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over the next four years. The agreement with the FCC covers all of the cable operations of TWC, including the owned cable television systems of the Company and the other owned or managed cable television systems of Time Warner and TWE. The Company expects that a portion of its cable television systems will be upgraded in connection with this agreement. TWC owns or manages a total of approximately 12.3 million subscribers, of which approximately 2.3 million subscribers are owned by the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)-(2) Financial Statements and Schedules:

(i) A listing of the consolidated financial statements, notes, schedule and reports of independent auditors required by Item 8 are listed on page 15 of this Annual Report on Form 10-K.

(ii) The following financial statement schedule required to be filed by Items 8 and 14(d) of Form 10-K is filed as part of this Report in Part IV:

          Schedule II - Valuation and Qualifying Accounts .............. F-1

(iii) The reports of independent auditors and the financial statements of Paragon Communications set forth at pages F-2 through F-12 are filed as part of this report. All other financial statements required by Article 5-04 of Regulation S-X have been omitted since they are not applicable.

(3)  Exhibits required to be filed by Item 601 of Regulation S-K:

                               INDEX TO EXHIBITS
                               -----------------

EXHIBIT NO.                                                REFERENCE
-------------                                              ---------------------------------------

3.1            Amended and Restated Certificate of         Incorporated herein by reference is
               Incorporation of CVI.                       Exhibit 3.1 to Registration Statement
                                                           No. 33-43948 on Form S-1.

3.2            By-Laws of CVI                              Incorporated herein by reference is
                                                           Exhibit 3.2 to Registration Statement
                                                           No. 33-43948 on Form S-1.

10.1           Purchase Agreement, dated September 6,      Incorporated herein by reference is
               1991, as amended, between Cableair,         Exhibit 10.1 to Registration Statement
               Inc. and Falcon Jet Corporation relating    No. 33-43948 on Form S-1.
               to the purchase of a new airplane.

10.3           Profit Sharing Plan and Trust of the        Incorporated herein by reference is
               Company.                                    Exhibit 10.6 to Registration Statement
                                                           No. 33-43948 on Form S-1.

10.4           Defined Contribution Plan of Cablevision    Incorporated herein by reference is
               Industries of the Southeast, Inc.           Exhibit 10.7 to Registration Statement
                                                           No. 33-43948 on Form S-1

EXHIBIT NO.                                                REFERENCE
-------------                                              ---------------------------------------
10.10          Indenture, dated as of January 30, 1992,    Incorporated herein by reference is
               between CVI and Bankers Trust               Exhibit 10.17 to the Annual Report on
               Company, as Trustee, relating to CVI's      Form 10-K of Cablevision Industries
               Senior Notes due 2002.                      Corporation for the fiscal year ended
                                                           December 31, 1992.

10.11          Indenture, dated March 17, 1993,            Incorporated herein by reference is
               between CVI and The First National Bank     Exhibit 10.18 to the Annual Report on
               of Boston, as Trustee, relating to CVI's    Form 10-K of Cablevision Industries
               Senior Debentures Due 2008.                 Corporation for the fiscal year ended
                                                           December 31, 1992.

10.13          Form of Deferred Compensation               Incorporated herein by reference is
               Agreement.                                  Exhibit 10.20 to the Annual Report on
                                                           Form 10-K of Cablevision Industries
                                                           Corporation for the fiscal year ended
                                                           December 31, 1992.

10.17          Agreement and Plan of Merger                Filed herewith.
               dated as of February 6, 1995, as amended
               among Cablevision Industries Corporation,
               Alan Gerry, Time Warner Inc. and
               TW Acquisition Sub.

10.18          Agreement and Plan of Merger dated as       Filed herewith.
               of December 8, 1995, among Cablevision
               Industries of Middle Florida, Inc., Alan
               Gerry and Time Warner Inc.

10.19          Agreement and Plan of Merger dated as       Filed herewith.
               of February 6, 1995, as amended among
               Cablevision Management Corporation of
               Philadelphia, Alan Gerry and Time
               Warner Inc.

10.20          Purchase Agreement dated as of February     Filed herewith.
               6, 1995, as amended, among Alan Gerry,
               Cablevision Industries Limited
               Partnership, Cablevision Industries of
               Tennessee L.P., Cablevision Industries of
               Saratoga Associates, Cablevision of
               Fairhaven/Acushnet, Cablevision
               Industries of Middle Florida, Inc.,
               Cablevision Industries of Florida, Inc.,
               Cablevision Industries of Delaware, Inc.,
               ARA Cablevision, Inc., and Time Warner
               Inc.

EXHIBIT NO.                                                REFERENCE
-------------                                              --------------------
10.21          Supplemental Agreement dated as of          Filed herewith.
               February 6, 1995, as amended, including
               Annex A thereto, among Cablevision
               Industries Corporation, Cablevision
               Management Corporation of Philadelphia,
               Cablevision Properties, Inc., Cablevision
               Industries Limited Partnership,
               Cablevision Industries of Saratoga
               Associates, Cablevision Industries of
               Tennessee L.P., Cablevision of
               Fairhaven/Acushnet, Cablevision
               Industries of Middle Florida, Inc.,
               Cablevision Industries of Florida, Inc.,
               Cablevision Industries of Delaware, Inc.,
               ARA Cablevision Inc., Alan Gerry, Time
               Warner Inc. and TW Acquisition Sub.

(b)            Reports on Form 8-K:

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

  Supplemental information to be furnished with reports filed pursuant to section 15(D) of the act by registrants which have not registered securities pursuant to section 12 of the act.

                                   SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.



                                            TWI CABLE INC.



                                     By:    /S/ David E. O'Hayre
                                            --------------------
                                            Name:  David E. O'Hayre
                                            Title  President


  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1997.


  Signature                    Title
  ---------                    -----

/s/  David E. O'Hayre          President
--------------------------        (principal executive officer)
  David E. O'Hayre


/s/  Tommy J. Harris           Vice President-Finance & Treasurer
---------------------------       (principal financial officer)
  Tommy J. Harris


/s/  Spencer B. Hays           Vice President & Secretary and Director
----------------------------
  Spencer B. Hays


/s/  Richard M. Petty          Vice President & Controller
----------------------------      (principal accounting officer)
  Richard M. Petty


/s/  Warren A. Christie        Vice President-Taxes and Director
---------------------------
  Warren A. Christie

                                 TWI CABLE INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (THOUSANDS)

                                       Additions
                          Balance at   Charged to                     Balance at
                          Beginning    Costs and                      End of
                          of Period    Expenses   Deductions  Other   Period
For the Year ended
December 31, 1996:
Allowance for doubtful
accounts receivable        $1,236      $13,282    $(12,629)   $2,848*   $4,737

For the Year ended
December 31, 1995:
Allowance for doubtful
accounts receivable        $1,069      $ 7,274    $ (7,107)    $  --    $1,236

For the Year ended
December 31, 1994:
Allowance for doubtful
accounts receivable        $  920      $ 6,856    $ (6,707)    $  --    $1,069

*Includes amounts charged to other accounts in connection with recording the Gerry Acquisition and the TWI Cable Reorganization totaling $2,848.

                         Report of Independent Auditors



To the Partners of
  Paragon Communications

We have audited the consolidated balance sheet of Paragon Communications (a Partnership) as of December 31, 1996 and 1995, and the related consolidated statements of operations, partnership capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paragon Communications (a Partnership) at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                         ERNST & YOUNG LLP



New York, New York
February 11, 1997

                             PARAGON COMMUNICATIONS
                                (A PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                                  (THOUSANDS)



                                                       1996      1995
                                                     --------  --------

ASSETS
CURRENT ASSETS
Cash and equivalents...............................  $114,052  $ 15,363
Receivables, less allowances of $2,831 and $2,456..    21,269    21,248
Receivables due from affiliates....................    18,494     8,412
Prepaid expenses...................................     1,766     1,596
                                                     --------  --------

Total current assets...............................   155,581    46,619

Property, plant and equipment, net.................   463,118   429,883
Cable television franchises, net...................   182,002   197,919
Other intangible assets, net.......................     1,741     1,382
Other assets.......................................     6,572        --
                                                     --------  --------

Total assets.......................................  $809,014  $675,803
                                                     ========  ========

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable...................................  $ 20,826  $ 20,846
Accrued programming expense........................     9,477    15,297
Accrued franchise fees.............................    10,344     9,113
Subscriber related liabilities.....................     9,615    13,791
Other current liabilities..........................    19,896    16,650
                                                     --------  --------

Total current liabilities..........................    70,158    75,697

Other liabilities..................................     7,858        --

PARTNERS' CAPITAL
Contributed capital................................   348,404   348,404
Undistributed partnership earnings.................   382,594   251,702
                                                     --------  --------

Total partners' capital............................   730,998   600,106
                                                     --------  --------

Total liabilities and partners' capital............  $809,014  $675,803
                                                     ========  ========

See accompanying notes.

                             PARAGON COMMUNICATIONS
                                (A PARTNERSHIP)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                                  (THOUSANDS)


                                                     1996        1995
                                                  ---------   ----------
Revenues.......................................   $ 404,102    $ 367,549

Costs and expenses:
    Operating and programming (a)..............     162,569      143,591
    Selling, general and administrative (a)....      73,592       68,205
    Depreciation and amortization..............      74,664       71,366
                                                  ---------    ---------
        Total costs and expenses...............     310,825      283,162
                                                  ---------    ---------

Operating income...............................      93,277       84,387

Net gain on sale of assets.....................      34,359       15,703
Interest and other, net........................       3,256       (9,206)
                                                  ---------    ---------

Net income.....................................   $ 130,892    $  90,884
                                                  =========    =========


(a) Includes expenses resulting from
     transactions with the partners or
     their affiliates (Note 5).................   $  42,731    $  39,005
                                                  =========    =========



See accompanying notes.

                             PARAGON COMMUNICATIONS
                                (A PARTNERSHIP)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                  (THOUSANDS)






                                                          1996       1995
                                                       ---------   ---------
OPERATIONS
Net income...........................................  $ 130,892   $  90,884
Adjustments for noncash and nonoperating items:
Depreciation and amortization........................     74,664      71,366
Equity in income of investees........................       (230)         --
Gain on sale of assets...............................    (34,359)    (15,703)
Changes in operating assets and liabilities:
     Accounts receivable and other current assets....    (10,273)     (6,531)
     Accounts payable and other current liabilities..     (4,856)     (6,820)
     Other balance sheet changes.....................      1,177         502
                                                       ---------   ---------
Cash provided by operations..........................    157,015     133,698
                                                       ---------   ---------

INVESTING ACTIVITIES
Capital expenditures.................................   (106,029)    (99,978)
Proceeds from sale of assets.........................     48,000      18,456
Investments and acquisitions.........................       (297)     (1,427)
                                                       ---------   ---------
Cash used by investing activities....................    (58,326)    (82,949)
                                                       ---------   ---------

FINANCING ACTIVITIES
Partners' contributions, net.........................         --     204,500
Debt repayments......................................         --    (249,000)
                                                       ---------   ---------
Cash used by financing activities....................         --     (44,500)
                                                       ---------   ---------

INCREASE IN CASH AND EQUIVALENTS.....................     98,689       6,249

CASH AND EQUIVALENTS AT BEGINNING OF YEAR............     15,363       9,114
                                                       ---------   ---------

CASH AND EQUIVALENTS AT END OF YEAR..................  $ 114,052   $  15,363
                                                       =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid........................................  $     160   $  12,361
                                                       =========   =========




See accompanying notes.

                             PARAGON COMMUNICATIONS
                                (A PARTNERSHIP)
                 CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                  (THOUSANDS)




                                                        TOTAL
                                                      PARTNERS'
                                   ATC     TWI CABLE   CAPITAL
                                ---------  ---------  ---------

BALANCE AT DECEMBER 31, 1994..   $152,361   $152,361   $304,722

Net income....................     45,442     45,442     90,884

Partners' contributions, net..    102,250    102,250    204,500
                                 --------   --------   --------

BALANCE AT DECEMBER 31, 1995..    300,053    300,053    600,106

Net income....................     65,446     65,446    130,892
                                 --------   --------   --------

BALANCE AT DECEMBER 31, 1996..   $365,499   $365,499   $730,998
                                 ========   ========   ========




See accompanying notes.

                             PARAGON COMMUNICATIONS
                                (A PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

  Paragon Communications ("Paragon") is a Colorado general partnership owned equally by subsidiaries of American Television and Communications Corporation ("ATC") and by TWI Cable Inc. ("TWI Cable"). ATC and TWI Cable are both wholly owned subsidiaries of Time Warner Companies, Inc. ("Time Warner"), formerly named Time Warner Inc. TWI Cable's interest in Paragon was owned by KBLCOM Incorporated ("KBLCOM") until July 6, 1995. On that date, Time Warner acquired KBLCOM and renamed it TWI Cable.

  Time Warner Entertainment Company, L.P. ("TWE"), is a limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the filmed entertainment, programming (HBO), and cable businesses previously owned by subsidiaries of Time Warner. Time Warner and certain of its wholly owned subsidiaries, including ATC, own general and limited partnership interests representing 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE and 100% of the senior priority and junior priority capital of TWE. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of US WEST, Inc. In lieu of contributing its legal interest in Paragon to TWE at its capitalization, ATC, as a general partner of TWE, agreed to pay TWE an amount equal to the net cash flow generated by such interest.

  Paragon is principally engaged in the operation of a cable television business. Such operations consist primarily of the distribution of television programming to subscribers for a monthly fee. Paragon primarily operates in various regions of New York, California, Texas and Florida.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

REVENUE AND COSTS

  Subscriber fees are recorded as revenue in the period related services are provided and advertising revenues are recognized in the period related advertisements are exhibited. Rights to distribute programming are purchased from various cable networks. The costs of such rights are generally expensed as the related services are made available to subscribers.

                             PARAGON COMMUNICATIONS
                                (A PARTNERSHIP)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


ADVERTISING

  Advertising costs are expensed upon the first exhibition of related advertisements. Advertising expense amounted to $3.7 million and $4.1 million for 1996 and 1995, respectively.

CASH AND EQUIVALENTS

  Cash equivalents consist of money market funds, overnight deposits and other investments that are readily convertible into cash with maturities of three months or less when purchased.

PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are stated at cost. Additions to property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided on the straight-line method over estimated useful lives as follows:

             Buildings and improvements..............   5-20 years
             Distribution system.....................   5-25 years
             Vehicles and other equipment............   3-10 years

Property, plant and equipment consist of:

                                      December 31,
                                 -----------------------
                                    1996         1995
                                 ---------    ---------
                                        (thousands)
Land and buildings.............  $  28,138    $  24,304
Distribution system............    690,500      633,147
Vehicles and other equipment...     50,303       44,049
Construction in progress.......     11,915       15,828
                                 ---------    ---------
                                   780,856      717,328
Less accumulated depreciation..   (317,738)    (287,445)
                                 ---------    ---------
Total..........................  $ 463,118    $ 429,883
                                 =========    =========


  Effective January 1, 1996, Paragon adopted Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which established standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The adoption of FAS 121 did not have a material effect on Paragon's financial statements.

                             PARAGON COMMUNICATIONS
                                (A PARTNERSHIP)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INTANGIBLE AND OTHER ASSETS

  Cost of purchased businesses in excess of net tangible assets acquired is stated at cost less accumulated amortization. At December 31, 1996 and 1995, these amounts related entirely to cable television franchise rights being amortized using the straight-line method over a period ranging up to forty years. In 1996 and 1995 amortization expense amounted to $9.9 and $9.7 million, respectively. Accumulated amortization at December 31, 1996 and 1995 was $110.1 and $104.0 million, respectively.

INCOME TAXES

  As a U.S. partnership, Paragon is not subject to federal and state income taxation and, therefore, no income taxes are recorded in the accompanying financial statements.

RECLASSIFICATIONS

  Certain reclassifications have been made to prior years' financial statements to conform to the 1996 presentation.

2. DEBT

  Paragon's revolving credit agreement was terminated and all outstanding indebtedness under the agreement was repaid in connection with Time Warner's acquisition of KBLCOM on July 6, 1995. In addition, Paragon's senior institutional notes matured and were repaid in July 1995. These repayments, which totaled approximately $204.5 million, were funded equally by the partners.

  Interest expense amounted to $280,000 and $10.0 million for 1996 and 1995, respectively.

3. GAIN ON SALE OF ASSETS

  In August 1996, Paragon sold a cable system located in Prescott, Arizona serving approximately 26,000 subscribers. Proceeds of approximately $48.0 million were received resulting in a gain of $34.4 million.

  In February 1995, Paragon sold its interest in QVC, Inc. to a group that had tendered for all of that company's capital stock. Proceeds of approximately $18.5 million were received resulting in a gain of approximately $15.7 million.

4. EMPLOYEE BENEFIT PLANS

  Paragon participates in the Time Warner Cable Pension Plan (the "Pension Plan"), a non-contributory defined benefit pension plan. Benefits under the Pension Plan are determined based on formulas which reflect the employee's years of service and compensation during their employment period. Total pension expense amounted to $2.0 million for 1996 and $1.6 million for 1995.

                             PARAGON COMMUNICATIONS
                                (A PARTNERSHIP)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


  Prior to Time Warner's acquisition of KBLCOM (the "Acquisition"), Paragon maintained a non-contributory defined benefit pension plan (the "Plan") covering the majority of its employees. The benefits under the plan were determined based on formulas which reflected employees' years of service and compensation levels during their employment period. The projected unit credit method was used to determine pension costs of the Plan. Paragon's funding policy was to contribute amounts to the plan sufficient to meet minimum funding requirement set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as Paragon determined to be appropriate. Effective with the Acquisition, Paragon froze participation in the Plan and merged such coverage with the Pension Plan. The net assets of the Plan were merged with the Pension Plan on September 30, 1995.

  Paragon participates in the Time Warner Cable Employees Savings Plan (the "Savings Plan"), a defined contribution plan. Paragon's contributions to the Savings Plan can represent up to 6.67% of the employees' compensation during the plan year. TWE's Board of Representatives has the right in any year to set the maximum amount of Paragon's annual contribution. Total savings plan expense amounted to $1.1 million for both 1996 and 1995.

  Prior to the Acquisition, Paragon also maintained a defined contribution savings plan, the Paragon Employee Savings Plan (the "ESSP"), covering substantially all of its employees, whereby two dollars were contributed by Paragon to a participant's account for each three dollars contributed by a participant through payroll deductions. A Paragon management committee had the right in any year to set a maximum amount of Paragon's contribution. Effective with the Acquisition, Paragon froze contributions to the ESSP and the net assets of the ESSP were merged into the Savings Plan on November 30, 1995.

  The Pension Plan and the Savings Plan are administered by a committee appointed by the Board of Representatives of TWE and cover substantially all employees.

5.  RELATED PARTIES

  In the normal course of conducting their businesses, Paragon had various transactions with Time Warner and its affiliates, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations.

  ATC and TWI Cable receive management fees for various services equal to a total of 2.5% of Paragon's gross receipts. Paragon paid management fees of $7.6 million and $7.1 million to ATC and $1.9 million and $1.8 million to TWI Cable for 1996 and 1995, respectively.

                             PARAGON COMMUNICATIONS
                                (A PARTNERSHIP)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


  The consolidated statement of operations also includes charges for programming and promotional services provided by Home Box Office ("HBO"), Turner Broadcasting System, Inc. ("TBS") and other affiliates of Time Warner. For the years ended December 31, 1996 and 1995, these charges totaled $33.2 and $30.1
million, respectively.   These charges are based on customary rates.

6.  COMMITMENTS AND CONTINGENCIES

  Paragon presently has certain cable television franchises containing provisions for construction of cable plant and services to customers according to various requirements within the franchise areas. In connection with certain obligations under existing franchise agreements, Paragon obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities. Such letters of credit approximate $3.1 million and are required only in the event of nonperformance and no such payments have been made.

  Future minimum rental payments under noncancelable operating leases are as follows: $2.8 million in 1997; $2.3 million in 1998; $2.1 million in 1999; $1.9 million in 2000; $1.9 million in 2001; and $6.6 million thereafter.

  Rental expense for all operating leases, principally pole rental fees and office rentals, for the years ended December 31, 1996 and 1995 were $6.2 and $5.6 million, respectively.

  Pending legal proceedings are substantially limited to litigation incidental to the business of Paragon and the pending litigation with the City of New York relating to Time Warner's acquisition of TBS ("TBS Transaction") as discussed below. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements.

  In October 1996, the New York City Franchise Concession and Review Committee (the "Committee") met to consider whether the consummation of the TBS Transaction constituted a 'change in control' within the meaning of Time Warner Cable's New York City franchise agreements. The Committee took no action on this matter at the meeting and has not considered the matter since then. The TBS Transaction was consummated on October 10, 1996. Effecting a change in control within the meaning of such franchise agreements without the City's consent could give the City various rights, which could include the right to terminate Paragon's Upper Manhattan franchise agreement. Paragon does not believe there has been a change in control.

  In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's ("TWC") long term strategic plan, TWC has agreed with the Federal Communications Commission (the "FCC") to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over the next four years. The agreement with the FCC covers all of the cable operations of TWC, including the owned cable television systems of Paragon and the other owned or managed cable television systems of Time Warner and TWE. Paragon expects

                             PARAGON COMMUNICATIONS
                                (A PARTNERSHIP)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


that a portion of its cable television systems will be upgraded in connection with this agreement. TWC owns or manages a total of approximately 12.3 million subscribers, of which approximately 1.0 million subscribers are included in Paragon.

7. OTHER CURRENT LIABILITIES


Other current liabilities consist of:

                                                    December 31,
                                             ------------------------
                                               1996            1995
                                             -------          -------
                                                    (thousands)
Accrued expenses.......................      $ 7,195          $ 7,610
Sales and other taxes..................        5,545            4,956
Accrued compensation...................        4,164            2,869
Accrued interest.......................        2,992            1,215
                                             -------          -------
Total..................................      $19,896          $16,650
                                             =======          =======