Form 10-Q
period 1997-03-31
TWI CABLE INC
filed 1997-05-14
CIK 808507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
                 For the quarterly period ended March 31, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period
    from                        to                        .
        ------------------------  ------------------------

                       Commission File Number: 33-43948
                                TWI CABLE INC.
            (Exact name of registrant as specified in its charter)

     Delaware                                                    59-1353813
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

                                Yes   X     No
                                     ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

100 shares of common stock, no par value per share, were issued and outstanding as of May 12, 1997

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF TIME WARNER INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                 TWI CABLE INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements:

  Consolidated balance sheet at March 31, 1997 and December 31, 1996.......  3

  Consolidated statement of operations for the three months ended
    March 31, 1997 and 1996................................................  4

  Consolidated statement of cash flows for the three months ended
    March 31, 1997 and 1996................................................  5

  Consolidated statement of shareholder's equity for the three months ended
    March 31, 1997.........................................................  6

  Notes to consolidated financial statements...............................  7

Item 2. Management's Discussion and Analysis of Results of Operations......  12


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..................................................  13

Item 6. Exhibits and Reports on Form 8-K...................................  13

                                 TWI CABLE INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)



                                                                         March 31,          December 31,
                                                                            1997                1996
                                                                     ------------------  -------------------
ASSETS                                                                (thousands, except per share amounts)
CURRENT ASSETS
Cash and equivalents...............................................         $  133,370           $  114,546
Receivables, less allowances of $5.0 million and $4.7 million......             43,902               42,493
Interest due from Time Warner......................................              2,980                2,594
Prepaid expenses...................................................              5,338                4,773
                                                                            ----------           ----------

Total current assets...............................................            185,590              164,406

Income tax refunds due from Time Warner............................             66,537               65,357
Investments and loans, including $24 million due from Time Warner..            998,067              999,093
Property, plant and equipment, net.................................            837,092              821,665
Cable television franchises, net...................................          2,278,021            2,311,780
Goodwill and other intangibles, net................................            972,754              980,913
Other assets.......................................................             13,449               13,176
                                                                            ----------           ----------

Total assets.......................................................         $5,351,510           $5,356,390
                                                                            ==========           ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses..............................         $   77,231           $   88,571
Accrued interest expense...........................................             22,583               27,312
Subscriber advance payments and deposits...........................             22,121               18,532
Other current liabilities..........................................             60,423               56,874
                                                                            ----------           ----------

Total current liabilities..........................................            182,358              191,289

Long-term debt, including $309 million and $304 million due to
 Time Warner.......................................................          3,509,056            3,474,145
Deferred income taxes..............................................          1,055,155            1,060,763
Other liabilities..................................................             18,296               17,899

SHAREHOLDER'S EQUITY
Common stock, no par value, 200 shares authorized, 100 shares......
  issued and outstanding...........................................                 --                   --
Paid-in capital....................................................          1,509,081            1,509,081
Accumulated deficit................................................           (922,436)            (896,787)
                                                                            ----------           ----------

Total shareholder's equity.........................................            586,645              612,294
                                                                            ----------           ----------

Total liabilities and shareholder's equity.........................         $5,351,510           $5,356,390
                                                                            ==========           ==========

See accompanying notes.

                                 TWI CABLE INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                      Three Months Ended
                                                            March 31,
                                                  ---------------------------
                                                      1997           1996
                                                  ------------   ------------
                                                          (thousands)

Revenues.....................................     $241,630         $220,860
                                                  --------         --------
Costs and expenses:
 Operating and programming(a)................       88,815           79,683
 Selling, general and administrative(a)......       40,053           40,213
 Depreciation and amortization...............       88,809           90,093
                                                  --------         --------
   Total costs and expenses..................      217,677          209,989
                                                  --------         --------

Operating income.............................       23,953           10,871

Interest and other, net(b)(c)................      (50,466)         (48,723)
Gain on sale of investment...................       10,736               --
                                                  --------         --------
Loss before income tax
 benefit.....................................      (15,777)         (37,852)

Income tax benefit...........................        2,697           14,123
                                                  --------         --------

Loss before extraordinary item...............      (13,080)         (23,729)

Extraordinary loss on retirement of debt
 (less applicable income tax benefit
 of $8,449 and $6,493).......................      (12,569)          (9,658)
                                                  --------         --------

Net loss.....................................     $(25,649)        $(33,387)
                                                  ========         ========
(a) Includes expenses resulting from
    transactions with affiliates (Note 5)....     $ 29,434         $ 23,349
                                                  ========         ========
(b) Includes interest expense to affiliates
    (Note 5).................................     $  4,911         $     --
                                                  ========         ========
(c) Includes interest income from
    affiliates (Note 5)......................     $    386         $    392
                                                  ========         ========

See accompanying notes.

                                 TWI CABLE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                         Three Months Ended
                                                               March 31,
                                                      ------------------------
                                                         1997           1996
                                                      ---------      ---------
                                                             (thousands)
OPERATIONS
Net loss............................................  $ (25,649)  $   (33,387)
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt............     12,569         9,658
Gain on sale of investment..........................    (10,736)           --
Depreciation and amortization.......................     88,809        90,093
Amortization of financing costs.....................      2,438            --
Non-cash interest expense...........................      4,911            --
Equity in income of investees.......................    (10,357)      (11,385)
Deferred income tax benefit.........................     (5,608)      (35,963)
Changes in operating assets and liabilities.........    (26,959)      (88,213)
                                                      ---------   -----------

Cash provided (used) by operations..................     29,418       (69,197)
                                                      ---------   -----------

INVESTING ACTIVITIES
Capital expenditures................................    (50,669)      (24,674)
Investments and acquisitions, net of cash acquired..     (4,213)     (189,171)
Cash acquired in TWI Cable Reorganization...........         --       109,318
Investment proceeds.................................     14,288            --
                                                      ---------   -----------

Cash used by investing activities...................    (40,594)     (104,527)
                                                      ---------   -----------

FINANCING ACTIVITIES
Borrowings..........................................    350,000     1,535,000
Debt repayments.....................................   (320,000)   (1,216,732)
Distributions.......................................         --          (764)
                                                      ---------   -----------

Cash provided by financing activities...............     30,000       317,504
                                                      ---------   -----------

INCREASE IN CASH AND EQUIVALENTS....................     18,824       143,780

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.........    114,546         7,649
                                                      ---------   -----------

CASH AND EQUIVALENTS AT END OF PERIOD...............  $ 133,370   $   151,429
                                                      =========   ===========

Supplemental disclosures of cash flow information:
Interest paid.......................................  $  59,758   $    71,102
                                                      =========   ===========
Income taxes paid...................................  $     611   $       393
                                                      =========   ===========

See accompanying notes.

                                 TWI CABLE INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                 Paid-In    Accumulated
                                 Capital      Deficit       Total
                                ----------  ------------  ---------
                                             (thousands)

BALANCE AT DECEMBER 31, 1996..  $1,509,081    $(896,787)  $612,294

Net loss......................          --      (25,649)   (25,649)
                                ----------    ---------   --------

BALANCE AT MARCH 31, 1997.....  $1,509,081    $(922,436)  $586,645
                                ==========    =========   ========


See accompanying notes.

                                 TWI CABLE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

BASIS OF PRESENTATION

   The TWI Cable Reorganization was accounted for as a merger of entities under common control, similar to the pooling-of-interests method of accounting for business combinations. Accordingly, the 1996 historical financial statements of the Company have been restated to reflect the TWI Cable Reorganization effective as of January 1, 1996.

   The prior years' financial statements reflect the merger of the Company with a wholly owned subsidiary of Time Warner (the "CVI Merger") and the acquisition of the Gerry Companies, as more fully discussed in Note 2. The CVI Merger did not result in a "pushdown" of Time Warner's accounting basis due to the Company's public debt which remains outstanding (Note 4). Therefore, the Company's accounting basis of net assets did not change as a result of the CVI Merger.

   The accompanying financial statements are unaudited, but in the opinion of management, contain all adjustments (consisting of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1996.

                                 TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

2. MERGERS AND ACQUISITIONS

   On October 1, 1996, the TWI Cable Reorganization occurred (as more fully described in Note 1), whereby Time Warner contributed the capital stock of KBLCOM and Summit into the Company. In 1995 Time Warner acquired KBLCOM and Summit on July 6 and May 2, respectively, by issuing an aggregate 2.6 million shares of common stock and 14.3 million shares of two new series of convertible preferred stock. KBLCOM owned cable television systems serving approximately 700,000 subscribers, in addition to a 50% ownership interest in Paragon Communications which served an additional 972,000 subscribers. Summit owned cable television systems serving approximately 162,000 subscribers.

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

   On January 4, 1996. the Company merged with a wholly owned subsidiary of Time Warner and became a direct, wholly owned subsidiary of Time Warner. Immediately following the CVI Merger, the Company and certain of its subsidiaries purchased the entire equity interests or all of the assets (collectively, the "Gerry Acquisition") of Cablevision Industries Limited Partnership and combined entities (collectively, the "Gerry Companies").

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

   The accompanying consolidated statement of operations includes the operating results of the Gerry Companies from the closing date of the Gerry Acquisition and the operating results of Summit and KBLCOM from January 1, 1996. For the three months ended March 31, 1996, KBLCOM and Summit had revenues of $74 million and $18 million, respectively, and net (loss) income of $(14) million and $1 million, respectively.

                                 TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

3. INVESTMENTS AND LOANS

    As a result of the TWI Cable Reorganization, the Company acquired a 50% investment in Paragon Communications ("Paragon"), which is accounted for using the equity method. The Company's allocable share of Paragon's income is reflected in interest and other, net in the consolidated statement of operations. At March 31, 1997, the Company's investment in Paragon exceeded its pro rata share of the underlying net assets of Paragon by $583.3 million as a result of the allocation of Time Warner's cost to acquire KBLCOM (Note 2). The excess is being amortized using the straight-line method over 20 years. Summarized financial information as reported by Paragon is set forth below (in millions):

                                                      Three Months
                                                     Ended March 31,
                                                  -------------------
                                                   1997         1996
                                                  ------      -------
    OPERATING STATEMENT INFORMATION
    Revenues.........................             $102.9      $100.8
    Operating income.................               23.3        24.6
    Net income.......................               23.0        24.8

                                                  March 31, December 31,
                                                    1997       1996
                                                   ------     ------
    BALANCE SHEET INFORMATION
    Current assets...................              167.2       155.6
    Total assets.....................              828.1       809.0
    Current liabilities..............               66.7        70.2
    Total liabilities................               74.1        78.0

    On February 4, 1997, the Company sold its ownership interest in a telephony partnership for $14.3 million resulting in a gain of $10.7 million.



4. LONG-TERM DEBT

    The Company's long-term debt consists of:
                                                  March 31, December 31,
                                                    1997       1996
                                                  --------   --------
                                                      (millions)
    1995 Credit Agreement (6.45% and 6.50%).....  $2,860.0  $2,530.0
    Time Warner demand loan (6.47% and 6.41%)...     309.1     304.1
    10.75% senior notes due January 30, 2002....        --     300.0
    10.5% senior debentures due April 15, 2005..     140.0     140.0
    9.25% senior debentures due April 1, 2008...     200.0     200.0
                                                  --------  --------
     Total......................................  $3,509.1  $3,474.1
                                                  ========  ========

                                 TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

    On January 31, 1997, the Company borrowed $335.0 million under the 1995 Credit Agreement and used the proceeds to redeem all of the outstanding 10.75% senior notes due January 30, 2002 (the "Senior Notes"), including redemption premiums and accrued interest. In connection with this transaction, the Company realized an extraordinary loss, net of applicable tax benefit, of approximately $12.6 million on the early extinguishment of debt. An extraordinary loss, net of applicable tax benefit, of approximately $9.7 million was recognized in 1996 in connection with certain debt refinancings associated with the CVI Merger and the Gerry Acquisition. On March 28, 1997, the Company borrowed $15 million under the 1995 Credit Agreement.

    Effective April 1, 1997, $300.0 million of the $309.1 million Time Warner demand loan was settled in a capital transaction including the issuance of 10 shares of the Company's common stock to Time Warner. On April 28, 1997, the Company paid Time Warner the remaining loan balance of $9.2 million, including interest through such date, using funds borrowed under the 1995 Credit Agreement.

    Interest expense totaled $63.5 million and $64.1 million for the three months ended March 31, 1997 and 1996, respectively.

5.  RELATED PARTIES

    In the normal course of conducting business, the Company had various transactions with Time Warner and its affiliates, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations.

    Included in the Company's operating expenses are charges for programming and promotional services provided by Home Box Office, Turner Broadcasting System, Inc. and other Time Warner affiliates. These charges totaled $18.8 million and $16.2 million for the three months ended March 31, 1997 and 1996, respectively. These charges are based on customary rates and are in the ordinary course of business. Accrued related party expenses for these programming and promotional services are included in other current liabilities and amounted to $11.2 million and $7.7 million as of March 31, 1997 and December 31, 1996, respectively.

    The Company has entered into a management service arrangement with Time Warner Entertainment Company, L.P. ("TWE"), pursuant to which TWE is responsible for the management and operation of a majority of the Company's cable systems. The management fees paid to TWE by the Company are based on an allocation of the corporate expenses of TWE's cable division in proportion to the respective number of subscribers of all cable systems managed by TWE's cable division. For the three months ended March 31, 1997 and 1996, these fees totaled $10.5 and $7.1 million, respectively.

    Interest expense on the demand loan payable to Time Warner (Note 4) for the three months ended March 31, 1997, totaled $4.9 million. Effective with the TWI Cable Reorganization, the Company assumed a $24 million loan receivable from Time Warner. Interest income on this loan totaled $386,000 and $392,000 for the three months ended March 31, 1997 and 1996, respectively.

                                 TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

6.  COMMITMENTS AND CONTINGENCIES

    Pending legal proceedings are substantially limited to litigation incidental to the business of the Company and pending litigation with the City of New York relating to Time Warner's acquisition of Turner Broadcasting System, Inc. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

                                 TWI CABLE INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             RESULTS OF OPERATIONS

OVERVIEW

    Operating results for the Company for the three months ended March 31, 1997 and 1996 are as follows (in millions):

                                                          Three Months Ended March 31,
                                                          -----------------------------
                                                                1997        1996
                                                                ----        ----
                        Revenues........................       $ 242        $ 221
                        EBITDA..........................         113          101
                        Depreciation and amortization...          89           90
                        Operating income................          24           11
                        Loss before extraordinary item..         (13)         (24)
                        Net loss........................         (26)         (33)

    As discussed more fully below, the improvement in net loss in the first quarter of 1997 as compared to the same period in 1996 principally resulted from
(I) an increase in operating income primarily due to increased revenues and (ii) an $11 million gain on the sale of an equity investment, partially offset by an $11 million decrease in income tax benefit and a higher extraordinary loss on the retirement of debt.

    Revenues increased to $242 million in the first quarter of 1997, compared to $221 million for the same period in 1996. Operating income increased to $24 million in the first quarter of 1997, compared to $11 million for the same period in 1996. Revenues benefited from an aggregate increase in basic cable subscribers, increases in regulated cable rates phased in during January 1997 as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission and an increase in advertising revenues. Operating income before depreciation and amortization ("EBITDA") and operating income increased as a result of the revenue growth, partially offset by higher operating and programming expense principally attributable to higher subscriber levels and inflationary increases.

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

    The relationship between loss before income taxes and income tax benefit is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

    There were no material legal proceedings instituted during the three month period ended March 31, 1997. There were also no material developments in any of the other existing legal proceedings which were previously reported in the Company's Annual Report filed with the SEC on Form 10-K for the fiscal year ended December 31, 1996.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits
     --------

     None.

(b)  Reports on Form 8-K
     -------------------

     None.

                                 TWI CABLE INC.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TWI CABLE INC.
                                            (Registrant)


                                  By:    /S/ RICHARD M. PETTY
                                         --------------------
                                  Name:  Richard M. Petty
                                  Title  Vice President and Controller
                                         (Principal Accounting Officer)



Dated:  May 12, 1997