Form 10-Q
period 1997-06-30
TWI CABLE INC
filed 1997-08-13
CIK 808507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1997
                                       OR


[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
     _____________ .


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

110 shares of common stock, no par value per share, were issued and outstanding as of August 13, 1997

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF TIME WARNER INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                 TWI CABLE INC.

                               INDEX TO FORM 10-Q

                                                                                                           PAGE
                                                                                                           ----
PART I.  FINANCIAL INFORMATION


 Item 1. Financial Statements:

   Consolidated balance sheet at June 30, 1997 and December 31, 1996...................................     3

   Consolidated statement of operations for the three and six months ended
     June 30, 1997 and 1996............................................................................     4

   Consolidated statement of cash flows for the six months ended
     June 30, 1997 and 1996............................................................................     5

   Consolidated statement of shareholder's equity for the six months ended
     June 30, 1997.....................................................................................     6

   Notes to consolidated financial statements..........................................................     7

 Item 2. Management's Discussion and Analysis of Results of Operations.................................    12


PART II.  OTHER INFORMATION

 Item 1. Legal Proceedings.............................................................................    13

 Item 6. Exhibits and Reports on Form 8-K..............................................................    13

                                 TWI CABLE INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                              June 30,         December 31,
                                                                                1997               1996
                                                                          ------------       -------------
ASSETS                                                                (thousands, except per share amounts)
CURRENT ASSETS
Cash and equivalents...............................................         $  128,082           $  114,546
Receivables, less allowances of $5.3 million and $4.7 million......             47,881               42,493
Interest due from Time Warner......................................              3,378                2,594
Prepaid expenses...................................................              4,499                4,773
                                                                          ------------        -------------

Total current assets...............................................            183,840              164,406

Income tax refunds due from Time Warner............................             58,656               65,357
Investments and loans, including $24 million due from Time Warner..          1,000,275              999,093
Property, plant and equipment, net.................................            882,281              821,665
Cable television franchises, net...................................          2,242,290            2,311,780
Goodwill and other intangibles, net................................            955,069              980,913
Other assets.......................................................              6,304               13,176
                                                                          ------------       --------------

Total assets.......................................................         $5,328,715           $5,356,390
                                                                          ============       ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses..............................         $   61,238           $   88,571
Accrued interest expense...........................................             11,981               27,312
Subscriber advance payments and deposits...........................             23,728               18,532
Other current liabilities..........................................             81,446               56,874
                                                                          ------------       --------------

Total current liabilities..........................................            178,393              191,289

Long-term debt, including $304 million due to Time Warner at
 December 31, 1996.................................................          3,210,000            3,474,145
Deferred income taxes..............................................          1,042,880            1,060,763
Other liabilities..................................................             14,204               17,899

SHAREHOLDER'S EQUITY
Common stock, no par value, 200 shares authorized, 110 shares and 100
  issued and outstanding...........................................                 --                   --
Paid-in capital....................................................          1,808,676            1,509,081
Accumulated deficit................................................           (925,438)            (896,787)
                                                                          ------------       --------------

Total shareholder's equity.........................................            883,238              612,294
                                                                          ------------       --------------

Total liabilities and shareholder's equity.........................         $5,328,715           $5,356,390
                                                                          ============       ==============

See accompanying notes.

                              TWI CABLE INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                       Three Months Ended             Six Months Ended
                                                                              June 30,                     June 30,
                                                                      -------------------            -----------------------
                                                                     1997          1996               1997           1996
                                                                    ------        ------             ------      -----------
                                                                                          (thousands)

Revenues...................................................          $248,732      $229,201          $490,362       $450,061
                                                                    ---------     ---------         ---------    -----------
Costs and expenses:
 Operating and programming (a)..............................           90,008        81,547           178,823        161,230
 Selling, general and administrative (a)....................           42,537        42,211            82,590         82,424
 Depreciation and amortization..............................           85,900        88,497           174,709        178,590
                                                                    ---------     ---------         ---------    -----------
   Total costs and expenses.................................          218,445       212,255           436,122        422,244
                                                                    ---------     ---------         ---------    -----------

Operating income............................................           30,287        16,946            54,240         27,817

Interest and other, net (b) (c).............................          (39,716)      (59,311)          (90,182)      (108,034)
Gain on sale of investment..................................           10,504            --            21,240             --
                                                                    ---------     ---------         ---------    -----------

Income (loss) before income tax benefit.....................            1,075       (42,365)          (14,702)       (80,217)

Income tax (provision) benefit..............................           (4,077)       12,381            (1,380)        26,504
                                                                    ---------     ---------         ---------    -----------

Loss before extraordinary item..............................           (3,002)      (29,984)          (16,082)       (53,713)

Extraordinary loss on  retirement of debt (less
  applicable income tax benefit of $8,449 and $6,493)                      --            --           (12,569)        (9,658)
                                                                    ---------     ---------         ---------    -----------

Net loss....................................................        $  (3,002)    $ (29,984)        $ (28,651)    $  (63,371)
                                                                    =========     =========         ==========   ===========
(a) Includes expenses resulting from
     transactions with affiliates
      (Note 5)..............................................        $  24,834     $  26,182         $  54,268    $    49,531
                                                                    =========     =========         =========    ===========
(b) Includes interest expense to affiliates
    (Note 5)................................................        $      99     $  15,000         $   5,010    $    15,000
                                                                    =========     =========         =========    ===========
(c) Includes interest  income from affiliates
    (Note 5)................................................        $     398     $     384         $     784    $       776
                                                                    =========     =========         =========    ===========

See accompanying notes.

                                TWI CABLE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                               Six Months Ended
                                                                    June 30,
                                                        -------------------------------
                                                           1997                 1996
                                                        ---------           -----------
                                                                 (thousands)
OPERATIONS
Net loss............................................    $ (28,651)          $   (63,371)
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt............       12,569                 9,658
Gain on sale of investments.........................      (21,240)                   --
Depreciation and amortization.......................      174,709               178,590
Amortization of financing costs.....................        4,947                    --
Equity in income of investees.......................      (25,734)              (21,190)
Deferred income tax benefit.........................      (17,717)              (17,237)
Changes in operating assets and liabilities.........      (20,394)             (134,625)
                                                        ---------           -----------

Cash provided (used) by operations..................       78,489               (48,175)
                                                        ---------           -----------

INVESTING ACTIVITIES
Capital expenditures................................     (129,598)              (70,611)
Investments and acquisitions, net of cash acquired..       (6,039)             (188,532)
Cash acquired in TWI Cable Reorganization...........           --               109,318
Investment proceeds.................................       30,684                    --
                                                        ---------           -----------

Cash used by investing activities...................     (104,953)             (149,825)
                                                        ---------           -----------

FINANCING ACTIVITIES
Borrowings..........................................      380,000             1,551,275
Debt repayments.....................................     (340,000)           (1,237,784)
Distributions.......................................           --                  (764)
                                                        ---------           -----------

Cash provided by financing activities...............       40,000               312,727
                                                        ---------           -----------

INCREASE IN CASH AND EQUIVALENTS....................       13,536               114,727

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.........      114,546                 7,649
                                                        ---------           -----------

CASH AND EQUIVALENTS AT END OF PERIOD...............    $ 128,082           $   122,376
                                                        =========           ===========

Supplemental disclosures of cash flow information:
Interest paid.......................................    $ 126,785           $   118,558
                                                        =========           ===========
Income taxes paid...................................    $   3,948           $     2,266
                                                        =========           ===========

See accompanying notes.

                                   TWI CABLE INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                                       Paid-In      Accumulated
                                                       Capital       Deficit         Total
                                                      ----------    ----------    ---------
                                                                    (thousands)
BALANCE AT DECEMBER 31, 1996........................  $1,509,081    $(896,787)     $612,294

Capital contributions...............................     299,595           --       299,595

Net loss............................................          --      (28,651)      (28,651)
                                                      ----------    ---------      --------

BALANCE AT JUNE 30, 1997............................  $1,808,676    $(925,438)     $883,238
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

     Time Warner's acquisitions of KBLCOM and Summit were accounted for by the purchase method of accounting for business combinations. Accordingly, Time Warner's aggregate cost to acquire KBLCOM and Summit of approximately $1.384 billion was allocated to the net assets acquired in proportion to their respective fair values as follows: investments - $950 million; cable television franchises - $1.738 billion; goodwill - $732 million; other current and noncurrent assets - $433 million; long-term debt - $1.353 billion; deferred income tax liabilities - $1.061 billion; and other liabilities - $55 million.

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

     As a result of the Gerry Acquisition, the Company acquired cable television systems serving approximately 247,000 subscribers in exchange for 2,467,294 shares of Time Warner common stock and the assumption or incurrence of approximately $431 million of debt. The Company has accounted for the Gerry Acquisition under the purchase method of accounting for business combinations and has, accordingly, allocated the total acquisition cost of $304 million to the underlying net assets in proportion to their respective fair values as follows: cable television franchises - $459 million; goodwill - $33 million; other current and noncurrent assets - $103 million; long-term debt - $220 million; deferred income taxes - $33 million; and other current liabilities - $38 million.

     The accompanying consolidated statement of operations includes the operating results of the Gerry Companies from the closing date of the Gerry Acquisition and the operating results of Summit and KBLCOM from January 1, 1996. For the six months ended June 30, 1996, KBLCOM and Summit had revenues of $150 million and $36 million, respectively, and net (loss) income of $(36) million and $1 million, respectively.

                                TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

3. INVESTMENTS

     As a result of the TWI Cable Reorganization, the Company acquired a 50% investment in Paragon Communications ("Paragon"), which is accounted for using the equity method. The Company's allocable share of Paragon's income is reflected in interest and other, net in the consolidated statement of operations. At June 30, 1997, the Company's investment in Paragon exceeded its pro rata share of the underlying net assets of Paragon by $575.3 million as a result of the allocation of Time Warner's cost to acquire KBLCOM (Note 2). The excess is being amortized using the straight-line method over 20 years. Summarized financial information as reported by Paragon is set forth below (in millions):


                                       Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                     -------------------     ----------------
                                       1997       1996        1997     1996
                                     --------   --------     -------  -------
OPERATING STATEMENT INFORMATION
Revenues...................          $  106.5   $   99.2     $ 209.4  $ 200.0
Operating income...........              25.2       19.0        48.5     43.6
Net income.................              29.1       19.4        52.1     44.2


                                            June 30,       December 31,
                                             1997             1996
                                           --------          -------
BALANCE SHEET INFORMATION
Current assets............                 $ 189.6         $ 155.6
Total assets..............                   860.0           809.0
Current liabilities.......                    70.6            70.2
Total liabilities.........                    76.8            78.0

     During the six months ended June 30, 1997, the Company liquidated certain non-strategic investments for $30.7 million resulting in a pre-tax gain of $21.2 million.


4. LONG-TERM DEBT


     The Company's long-term debt consists of:

                                                      June 30,    December 31,
                                                       1997          1996
                                                     --------      ---------
                                                             (millions)
     1995 Credit Agreement (6.44% and 6.50%).....    $2,870.0     $2,530.0
     Time Warner demand loan (6.41%).............          --        304.1
     10.75% senior notes due January 30, 2002....          --        300.0
     10.5% senior debentures due April 15, 2005..       140.0        140.0
     9.25% senior debentures due April 1, 2008...       200.0        200.0
                                                     --------     --------
     Total.......................................    $3,210.0     $3,474.1
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

     Effective April 1, 1997, approximately $300 million of the $309 million Time arner demand loan was settled in a non-cash capital transaction including the issuance of 10 shares of the Company's common stock to Time Warner. On April 28, 1997, the Company paid Time Warner the remaining loan balance of approximately $9 million, including interest through such date, using funds borrowed under the 1995 Credit Agreement.

     On July 30, 1997, the Company offered to purchase for cash all of the outstanding 10.5% Senior Debentures due April 15, 2005 (the "Debentures"). The purchase price to be paid for each validly tendered Debenture in this offer will be a redemption price of $1,026.20 per $1,000 principal amount of Debentures, plus interest, discounted at the yield to maturity on the 6.375% U.S. Treasury notes due April 30, 1999, plus a fixed spread of 37.5 basis points. The purchase price is based on the redemption price on April 15, 1999, the first date the debentures can be redeemed at the option of the Company, and includes a consent fee of $5.00 per $1,000 principal amount of Debentures. The Debenture holders will also be required to consent to amendments which will eliminate or modify most of the restrictive covenants contained in the indenture governing the Debentures. The tender offer and consent solicitation are conditioned on the receipt of consents from the holders of a majority of the principal amount of the Debentures. This offer will expire on August 26, 1997, unless extended by the Company.

     Interest expense totaled $121.5 million and $150.1 million for the six months ended June 30, 1997 and 1996, respectively.

5.   RELATED PARTIES

     In the normal course of conducting business, the Company had various transactions with Time Warner and its affiliates, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations.

     Included in the Company's operating expenses are charges for programming and promotional services provided by Home Box Office, Turner Broadcasting System, Inc. and other Time Warner affiliates. These charges totaled $37.5 million and $32.7 million for the six months ended June 30, 1997 and 1996, respectively. These charges are based on customary rates and are in the ordinary course of business. Accrued related party expenses for these programming and promotional services are included in other current liabilities and amounted to $11.0 million and $7.7 million as of June 30, 1997 and December 31, 1996, respectively.

                                TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     The Company has entered into a management service arrangement with Time Warner Entertainment Company, L.P. ("TWE"), pursuant to which TWE is responsible for the management and operation of a majority of the Company's cable systems. The management fees paid to TWE by the Company are based on an allocation of the corporate expenses of TWE's cable division in proportion to the respective number of subscribers of all cable systems managed by TWE's cable division. For the six months ended June 30, 1997 and 1996, these fees totaled $16.8 and $16.8 million, respectively.

     Interest expense on the demand loan payable to Time Warner (Note 4) for the six months ended June 30, 1997 and 1996, totaled $5.0 million and $15.0 million, respectively. Effective with the TWI Cable Reorganization, the Company assumed a $24 million loan receivable from Time Warner. Interest income on this loan totaled $784,000 and $776,000 for the six months ended June 30, 1997 and 1996, respectively.

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

                                TWI CABLE INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             RESULTS OF OPERATIONS

OVERVIEW

     Operating results for the Company for the three and six months ended June 30, 1997 and 1996 are as follows (in millions):

                                                           Three Months              Six Months
                                                           Ended June 30,            Ended June 30,
                                                        ------------------         ----------------
                                                        1997      1996             1997        1996
                                                        ----      -----            ----        ----
          Revenues.................................     $249      $ 229            $490        $450
          Depreciation and amortization............       86         88             175         179
          Operating income.........................       30         17              54          28
          Interest and other, net..................      (40)       (59)            (90)       (108)
          Loss before extraordinary item...........       (3)       (30)            (16)        (54)
          Net loss.................................       (3)       (30)            (29)        (63)

     As discussed more fully below, the improvement in net loss for the three and six months ended June 30, 1997, as compared to the same periods in 1996 principally resulted from (i) an increase in operating income primarily due to increased revenues, (ii) pre-tax gains on the sale of non-strategic investments of $11 million and $21 million for the three and six months ended June 30, 1997, respectively and (iii) lower interest expense, partially offset by an increase in income tax expense. In addition, the improvement in net loss for the six months ended June 30, 1997, was mitigated by higher extraordinary losses on retirement of debt.

     Revenues benefited from an aggregate increase in basic cable subscribers, increases in regulated cable rates phased in during January 1997 as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission and increases in pay-per-view and advertising revenues. Operating income increased as a result of the revenue growth, partially offset by higher operating and programming expenses principally attributable to higher subscriber levels and inflationary increases.

     Interest and other, net benefited from interest savings achieved through the retirement of the $300 million 10.75% senior notes on January 31, 1997 and the conversion of $300 million from debt payable to Time Warner Companies Inc. to equity on April 1, 1997.

     The relationship between income (loss) before income taxes and income tax (provision) benefit is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

     Reference is made to the action commenced by the holders of Time Warner's New York City cable franchises against the City of New York described on page 12 of the 1996 Form 10-K. On July 3, 1997, the United States Court of Appeals for the Second Circuit affirmed the lower court's grant of a preliminary injunction to the Time Warner plaintiffs. On July 22, 1997, the parties executed a settlement agreement that resolved Time Warner's request for injunction relief.

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



Dated: August 13, 1997