Form 10-Q
period 1997-09-30
TWI CABLE INC
filed 1997-11-13
CIK 808507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange
        Act of 1934 For the quarterly period ended September 30, 1997

                                       OR


[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from         to            .
                                                        -------    -----------

                        Commission File Number: 33-43948
                                 TWI CABLE INC.
             (Exact name of registrant as specified in its charter)


     Delaware                                             59-1353813
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

                           Yes     X      No
                               ----------    ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

127 shares of common stock, no par value per share, were issued and outstanding as of November 13, 1997

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF TIME WARNER INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                 TWI CABLE INC.

                               INDEX TO FORM 10-Q



                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements:

  Consolidated balance sheet at September 30, 1997 and December 31, 1996....   3

  Consolidated statement of operations for the three and nine months ended
    September 30, 1997 and 1996.............................................   4

  Consolidated statement of cash flows for the nine months ended
    September 30, 1997 and 1996.............................................   5

  Consolidated statement of shareholder's equity for the nine months ended
    September 30, 1997......................................................   6

  Notes to consolidated financial statements................................   7

 Item 2. Management's Discussion and Analysis of Results of Operations......  13


PART II.  OTHER INFORMATION

 Item 1. Legal Proceedings..................................................  14

 Item 6. Exhibits and Reports on Form 8-K...................................  14

                                 TWI CABLE INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                             September 30,        December 31,
                                                                                  1997                1996
                                                                             -------------       -------------
ASSETS                                                                     (thousands, except per share amounts)
CURRENT ASSETS
Cash and equivalents..................................................          $   19,302          $  114,546
Receivables, less allowances of $5.8 million and $4.7 million.........              50,899              42,493
Interest due from Time Warner.........................................               4,699               2,594
Prepaid expenses......................................................               4,805               4,773
                                                                                ----------          ----------

Total current assets..................................................              79,705             164,406

Income tax refunds due from Time Warner...............................              59,033              65,357
Investments and loans, including $134 million and $24 million
  due from Time Warner................................................           1,115,380             999,093
Property, plant and equipment, net....................................             925,374             821,665
Cable television franchises, net......................................           2,206,496           2,311,780
Goodwill and other intangibles, net...................................             947,109             980,913
Other assets..........................................................               7,786              13,176
                                                                                ----------          ----------

Total assets..........................................................          $5,340,883          $5,356,390
                                                                                ==========          ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses.................................          $   54,966          $   88,571
Accrued interest expense, including $1.3 million  due to Time Warner
  at September 30, 1997...............................................              14,534              27,312
Subscriber advance payments and deposits..............................              24,970              18,532
Other current liabilities.............................................              62,486              56,874
                                                                                ----------          ----------

Total current liabilities.............................................             156,956             191,289

Long-term debt, including $158 million and $304 million due to
 Time Warner..........................................................           3,258,473           3,474,145
Deferred income taxes.................................................           1,039,336           1,060,763
Other liabilities.....................................................              16,185              17,899

SHAREHOLDER'S EQUITY
Common stock, no par value, 200 shares authorized, 110 and 100........
  shares issued and outstanding.......................................                  --                  --
Paid-in capital.......................................................           1,808,676           1,509,081
Accumulated deficit...................................................            (938,743)           (896,787)
                                                                                ----------          ----------

Total shareholder's equity............................................             869,933             612,294
                                                                                ----------          ----------

Total liabilities and shareholder's equity............................          $5,340,883          $5,356,390
                                                                                ==========          ==========

See accompanying notes.

                                TWI CABLE INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                        September 30,
                                                --------------------------           --------------------------
                                                  1997               1996              1997              1996
                                                 ------             ------            ------            ------
                                                                       (thousands)

Revenues...................................     $248,384          $229,230           $738,746          $679,291
                                                --------          --------           --------          --------

Costs and expenses:
 Operating and programming (a).............       88,682            83,688            267,505           244,918
 Selling, general and administrative (a)...       35,051            37,683            117,641           120,107
 Depreciation and amortization.............       87,882            88,903            262,591           267,493
                                                --------          --------           --------          --------
   Total costs and expenses................      211,615           210,274            647,737           632,518
                                                --------          --------           --------          --------
Operating income...........................       36,769            18,956             91,009            46,773

Interest and other, net (b)(c).............      (39,976)          (53,854)          (130,158)         (161,888)
Gain on sale of investments................          148               --              21,388                --
                                                --------          --------           --------          --------

Loss before income tax benefit.............       (3,059)          (34,898)           (17,761)         (115,115)

Income tax (provision) benefit.............       (2,416)           12,118             (3,796)           38,622
                                                --------          --------           --------          --------
Loss before extraordinary item.............       (5,475)          (22,780)           (21,557)          (76,493)

Extraordinary loss on retirement of debt
 (less applicable income tax benefit of
 $5,264, $0, $13,713 and $6,493)...........       (7,830)              --             (20,399)           (9,658)
                                                --------          --------           --------          --------

Net loss...................................     $(13,305)         $(22,780)          $(41,956)         $(86,151)
                                                ========          ========           ========          ========
(a) Includes expenses resulting from
    transactions with affiliates (Note 5)..     $ 26,231          $ 22,345           $ 80,499          $ 71,876
                                                ========          ========           ========          ========
(b) Includes interest expense to affiliates
    (Note 5)...............................     $  1,328          $ 21,785           $  6,338          $ 36,785
                                                ========          ========           ========          ========

(c) Includes interest income from affiliates
    (Note 5)...............................     $  1,321          $    395           $  2,105          $  1,171
                                                 =======          ========            =======           =======

See accompanying notes.

                                 TWI CABLE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                              Nine Months Ended
                                                              Ended September 30,
                                                         --------------------------
                                                           1997               1996
                                                         -------           --------
                                                                (thousands)
OPERATIONS
Net loss......................................           $ (41,956)     $   (86,151)
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt......              20,399            9,658
Gain on sale of investments...................             (21,388)             ---
Depreciation and amortization.................             262,591          267,493
Amortization of financing costs...............               5,378               22
Equity in income of investees.................             (38,627)         (32,568)
Deferred income tax benefit...................             (21,261)         (25,344)
Changes in operating assets and liabilities...             (21,650)         (93,423)
                                                         ---------        ---------

Cash provided by operations...................             143,486           39,687
                                                         ---------      -----------
INVESTING ACTIVITIES
Capital expenditures..........................            (208,327)        (123,446)
Loan to Time Warner...........................            (110,000)              --
Investments and acquisitions, net of cash acquired          (5,596)        (189,631)
Cash acquired in TWI Cable Reorganization.....                  --          109,318
Investment proceeds...........................              30,832              ---
                                                         ---------      -----------

Cash used by investing activities.............            (293,091)        (203,759)
                                                         ---------      -----------
FINANCING ACTIVITIES
Borrowings....................................             573,473        2,871,275
Debt repayments...............................            (485,000)      (2,557,784)
Other (principally debt redemption premiums)..             (34,112)         (16,915)
                                                         ---------      -----------

Cash provided by financing activities.........              54,361          296,576
                                                         ---------      -----------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS...             (95,244)         132,504

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD...             114,546            7,649
                                                         ---------      -----------
CASH AND EQUIVALENTS AT END OF PERIOD.........           $  19,302      $   140,153
                                                         =========      ===========

Supplemental disclosures of cash flow information:
Interest paid.................................           $ 189,068      $   170,073
                                                         =========      ===========
Income taxes paid.............................           $   4,965      $     4,367
                                                         =========      ===========

See accompanying notes.

                                 TWI CABLE INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                  (Unaudited)


                                  Paid-In        Accumulated
                                  Capital          Deficit          Total
                                  -------        ------------       -----
                                                 (thousands)

BALANCE AT DECEMBER 31, 1996...  $1,509,081      $(896,787)       $612,294

Capital contributions..........     299,595             --         299,595

Net loss.......................          --        (41,956)        (41,956)
                                 ----------      ---------         -------

BALANCE AT SEPTEMBER 30, 1997..  $1,808,676      $(938,743)       $869,933
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

   The accompanying financial statements are unaudited, but in the opinion of management, contain all adjustments (consisting of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain reclassifications have been made to the prior year's financial statements to conform to the 1997 presentation. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1996.

                                TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  (Unaudited)

2. MERGERS AND ACQUISITIONS

    On October 1, 1996, the TWI Cable Reorganization occurred (as more fully described in Note 1), whereby Time Warner contributed the capital stock of KBLCOM and Summit into the Company. In 1995, Time Warner acquired KBLCOM and Summit on July 6 and May 2, respectively, by issuing an aggregate 2.6 million shares of common stock and 14.3 million shares of two new series of convertible preferred stock. KBLCOM owned cable television systems serving approximately 700,000 subscribers, in addition to a 50% ownership interest in Paragon Communications which served an additional 972,000 subscribers. Summit owned cable television systems serving approximately 162,000 subscribers.

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

    The accompanying consolidated statement of operations includes the operating results of the Gerry Companies from the closing date of the Gerry Acquisition and the operating results of Summit and KBLCOM from January 1, 1996. For the nine months ended September 30, 1996, KBLCOM and Summit had revenues of $226 million and $54 million, respectively, and net (loss) income of $(51) million and $1 million, respectively.

                                TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  (Unaudited)

3. INVESTMENTS

    As a result of the TWI Cable Reorganization, the Company acquired a 50% investment in Paragon Communications ("Paragon"), which is accounted for using the equity method. The Company's allocable share of Paragon's income is reflected in interest and other, net in the consolidated statement of operations. At September 30, 1997, the Company's investment in Paragon exceeded its pro rata share of the underlying net assets of Paragon by $567.3 million as a result of the allocation of Time Warner's cost to acquire KBLCOM (Note 2). The excess is being amortized using the straight-line method over 20 years. Effective with the TWE-A/N Transfers (see Note 7) the Company will consolidate Paragon. Summarized financial information as reported by Paragon is set forth below (in millions):


                                   Three Months             Nine Months
                                Ended September 30,       Ended September 30,
                                --------------------      -------------------
                                 1997          1996        1997         1996
                                ------        ------      ------      -------
OPERATING STATEMENT INFORMATION
Revenues......................  $105.8        $ 98.0      $315.2      $298.0
Operating income..............    22.3          22.0        70.8        65.6
Net income....................    25.0          56.7        77.1       100.9

                                      September 30,           December 31,
                                          1997                   1996
                                        --------               --------
BALANCE SHEET INFORMATION
Current assets................           $207.8                 $155.6
Total assets..................            884.9                  809.0
Current liabilities...........             68.8                   70.2
Total liabilities.............             76.8                   78.0


    During the nine months ended September 30, 1997, the Company liquidated certain non-strategic investments for $30.8 million resulting in a pre-tax gain of $21.4 million.

4. LONG-TERM DEBT
   The Company's long-term debt consists of:

                                               September 30,        December 31,
                                                  1997                  1996
                                               -----------          ----------
                                                           (millions)
  1995 Credit Agreement (6.41% and 6.50%).....  $2,900.0              $2,530.0
  Time Warner demand loan (6.41%).............       --                  304.1
  10.75% senior notes due January 30, 2002....       --                  300.0
  10.5% senior debentures due April 15, 2005..       --                  140.0
  9.25% senior debentures due April 1, 2008...     200.0                 200.0
  8.5% Time Warner note due August 26, 2005...     158.5                   --
                                                 -------              --------
  Total                                         $3,258.5              $3,474.1
                                                 =======              ========

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

    Effective April 1, 1997, approximately $300 million of the $309 million Time Warner demand loan was settled in a non-cash capital transaction including the issuance of 10 shares of the Company's common stock to Time Warner. On April 28, 1997, the Company paid Time Warner the remaining loan balance of approximately $9 million, including interest through such date, using funds borrowed under the 1995 Credit Agreement.

    On August 26, 1997, the Company issued an 8.5% promissory note due August 26, 2005 to Time Warner for $158.5 million. These proceeds were used to retire all of the outstanding 10.5% Senior Debentures due April 15, 2005 (the "Debentures") on August 29, 1997. In connection with this transaction, the Company realized an extraordinary loss, net of applicable tax benefit, of approximately $7.8 million on the early extinguishment of debt.

    Interest expense totaled $177.6 million and $217.4 million for the nine months ended September 30, 1997 and 1996, respectively.

    On October 20, 1997, Time Warner made a capital contribution to the Company of $500 million including the issuance of 17 shares of the Company's common stock to Time Warner. These funds were used by the Company to pay off existing bank debt.

5.  RELATED PARTIES

    In the normal course of conducting business, the Company had various transactions with Time Warner and its affiliates, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations.

    Included in the Company's operating expenses are charges for programming and promotional services provided by Home Box Office, Turner Broadcasting System, Inc. and other Time Warner affiliates. These charges totaled $56.3 million and $49.6 million for the nine months ended September 30, 1997 and 1996, respectively. These charges are based on customary rates and are in the ordinary course of business. Accrued related party expenses for these programming and promotional services are included in other current liabilities and amounted to $11.8 million and $7.7 million as of September 30, 1997 and December 31, 1996, respectively.

                                 TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  (Unaudited)


    The Company has entered into a management service arrangement with Time Warner Entertainment Company, L.P. ("TWE"), pursuant to which TWE is responsible for the management and operation of a majority of the Company's cable systems. The management fees paid to TWE by the Company are based on an allocation of the corporate expenses of TWE's cable division in proportion to the respective number of subscribers of all cable systems managed by TWE's cable division. For the nine months ended September 30, 1997 and 1996, these fees totaled $24.2 and $22.3 million, respectively.

    Interest expense on the demand loan payable to Time Warner (Note 4) for the nine months ended September 30, 1997 and 1996, totaled $5.0 million and $36.8 million, respectively. Interest expense on the note payable to Time Warner totaled $1.3 million for the nine months ended September 30, 1997. Effective with the TWI Cable Reorganization, the Company assumed a $24 million loan receivable from Time Warner. On August 26, 1997 the Company loaned Time Warner an additional $110 million. Interest income on these loans totaled $2.1 million and $1.2 million for the nine months ended September 30, 1997 and 1996, respectively.

6.  COMMITMENTS AND CONTINGENCIES

    Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

7.  PROPOSED TRANSACTIONS

    In October 1997, Time Warner, through a wholly owned subsidiary, entered into an agreement with the TWE-Advance/Newhouse Partnership ("TWE-A/N") and each of its partners, pursuant to which the Company will contribute cable television systems serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein (the "TWE-A/N Transfers"). The cable television systems to be transferred to TWE-A/N are currently owned by the Company and Paragon, a partnership owning cable television systems serving approximately 1 million subscribers that is currently owned by subsidiaries of Time Warner, with 50% owned by the Company and 50% beneficially owned in the aggregate by TWE and TWE-A/N. The TWE-A/N Transfers are expected to close in the first quarter of 1998, subject to customary closing conditions, including any necessary franchise or regulatory approvals.

    In a related transaction, TWE and TWE-A/N will exchange substantially all of their respective beneficial interests in Paragon for an equivalent share of Paragon's cable television systems serving approximately 500,000 subscribers, resulting in subsidiaries of the Company owning 99% of the restructured Paragon entity. Accordingly, upon consummation of the TWE-A/N Transfers, the Company will consolidate Paragon, which will then be approximately half of its former size.

                                 TWI CABLE INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  (Unaudited)

          On a proforma basis, giving affect to the TWE-A/N Transfers as if this transaction had occurred at January 1, 1997, the Company would have reported the following approximate results for the periods ended September 30, 1997 (in millions):

                                    Three             Nine
                                    Months           Months
                                   --------          ------
OPERATING STATEMENT INFORMATION
Revenues.........................  $  233.4          $693.2
Operating income.................      17.4            30.4
Net loss.........................      12.7            43.2

                                 September 30,
                                     1997
                                   -------
BALANCE SHEET INFORMATION
Current assets...................  $  263.0
Total assets.....................   4,755.2
Current liabilities..............     179.2
Total liabilities................   3,470.4

                                 TWI CABLE INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             RESULTS OF OPERATIONS

OVERVIEW

    Operating results for the Company for the three and nine months ended September 30, 1997 and 1996 are as follows (in millions):

                                             Three Months                  Nine Months
                                          Ended September 30,          Ended September 30,
                                          -------------------          --------------------
                                          1997           1996           1997           1996
                                          ----           ----          -----          -----
    Revenues........................     $ 248          $ 229          $ 739          $ 679
    Depreciation and amortization...        88             89            263            267
    Operating income................        37             19             91             47
    Interest and other, net.........       (40)           (54)          (130)          (162)
    Loss before extraordinary item..        (5)           (23)           (22)           (76)
    Net loss                               (13)           (23)           (42)           (86)

    As discussed more fully below, the improvement in net loss for the three and nine months ended September 30, 1997, as compared to the same periods in 1996, principally resulted from (i) an increase in operating income primarily due to increased revenues, (ii) pretax gains on the sale of non-strategic investments of $21 million for the nine months ended September 30, 1997 and
(iii) lower interest expense, partially offset by an increase in income tax expense. In addition, the improvement in net loss for the three and nine months ended September 30, 1997, was mitigated by higher extraordinary losses on retirement of debt of $8 million and $20 million, respectively.

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

    Interest and other, net benefited from interest savings achieved through debt retirements of $300 million and $140 million on January 31, 1997 and August 29, 1997, respectively, and the conversion of $300 million from debt payable to Time Warner Companies Inc. to equity on April 1, 1997 (see Note 4 to the consolidated financial statements).

    The relationship between loss before income taxes and income tax (provision) benefit is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes.

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



Dated: November 13, 1997